Form 10-Q
period 2024-03-31
ArriVent BioPharma, Inc.
filed 2024-05-08
CIK 1868279

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the Registrant has submitted electronically; every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.0405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	⊠	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

The number of outstanding shares of the registrant’s common stock as of May 7, 2024 was 33,493,750.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (Quarterly Report) contains forward-looking statements that involve risks and uncertainties. All statements other than statements of historical facts contained in this Quarterly Report, including statements regarding our future results of operations and financial position, business strategy, plans for our product candidates, planned preclinical studies and clinical trials, results of clinical trials, future research and development costs, regulatory approvals, timing and likelihood of success, as well as plans and objectives of management for future operations, are forward-looking statements. These statements involve known and unknown risks, uncertainties and other important factors that are in some cases beyond our control and may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements.

In some cases, you can identify forward-looking statements by words such as “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “seek,” “should,” “target,” “will,” “would,” or the negative of these words or other comparable terminology. These forward-looking statements include, but are not limited to, statements about:

●	the timing, progress and results of preclinical studies and clinical trials for firmonertinib (rINN; also known as furmonertinib) or any of our other current or future product candidates, including our product development plans and strategies;

●	estimates of our addressable market, market growth, future revenue, key performance indicators, expenses, capital requirements and our needs for additional financing;

●	our ability to obtain funding for our operations;

●	our ability to retain the continued service of our key professionals and to identify, hire and retain additional qualified professionals;

●	our ability to advance product candidates into, and successfully complete, clinical trials;

●	the timing or likelihood of regulatory filing and approvals;

●	the commercialization of our product candidates, if approved;

●	the pricing and reimbursement of our product candidates, if approved;

●	the implementation of our business model, strategic plans for our business, product candidates and technology;

●	the scope of protection we are able to establish and maintain for intellectual property rights covering our product candidates and technology;

●	developments relating to our competitors and our industry;

●	the accuracy of our estimates regarding expenses, capital requirements and needs for additional financing;

●	our ability to source sufficient clinical product for our clinical trials and, if our product candidates are approved and commercialized, commercial product;

●	the impact of any health epidemics and outbreaks, including the novel coronavirus (COVID-19), on our business; and

●	our financial performance.

These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those described in the “Risk Factors” section and elsewhere in this Quarterly Report. Moreover, we operate in a very competitive and rapidly changing environment, and new risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this Quarterly Report may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.

You should not rely upon forward-looking statements as predictions of future events. In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject and are based on information available to us as of the date of this Quarterly Report. Although we believe such information forms a reasonable basis for the expectations reflected in the forward-looking statements, such information may be limited or incomplete, and we cannot guarantee that the future results, levels of activity, performance or events and circumstances reflected in the forward-looking statements will be achieved or occur. We undertake no obligation to update publicly any forward-looking statements for any reason after the date of this Quarterly Report to conform these statements to new information, actual results or to changes in our expectations, except as required by law.

You should read this Quarterly Report and the documents that we reference in this Quarterly Report and have filed with the Securities and Exchange Commission (the SEC) as exhibits to this Quarterly Report with the understanding that our actual future results, levels of activity, performance, and events and circumstances may be materially different from what we expect.

This Quarterly Report includes statistical and other industry and market data that we obtained from industry publications and research, surveys and studies conducted by third parties. Industry publications and third-party research, surveys and studies generally indicate that their information has been obtained from sources believed to be reliable, although they do not guarantee the accuracy or completeness of such information. Such data involves a number of assumptions and limitations and contains projections and estimates of the future performance of the markets in which we operate and intend to operate that are subject to a high degree of uncertainty. We caution you not to give undue weight to such projections, assumptions and estimates.

This Quarterly Report contains references to our trademarks and to trademarks belonging to other entities. Solely for convenience, trademarks and trade names referred to in this Quarterly Report, including logos, artwork and other visual displays, may appear without the ® or TM symbols, but such references are not intended to indicate, in any way, that their respective owners will not assert, to the fullest extent under applicable law, their rights thereto. We do not intend our use or display of other companies’ trade names or trademarks to imply a relationship with, or endorsement or sponsorship of us by, any other companies.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

ARRIVENT BIOPHARMA, INC.

BALANCE SHEETS

(in thousands, except share and per share data)

(Unaudited)

	March 31,	December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$317,393	$150,389
Prepaid expenses and other current assets	10,087	9,579
Total current assets	327,480	159,968
Right of use assets – operating leases	250	291
Deferred offering costs	—	2,732
Other assets	108	107
Total assets	$327,838	$163,098

Liabilities, Convertible Preferred Stock and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$4,098	$4,532
Accrued expenses	5,732	6,952
Operating lease liabilities	147	140
Total current liabilities	9,977	11,624
Operating lease liabilities	138	177
Total liabilities	10,115	11,801

Commitments and contingencies (Note 7)

Series A convertible preferred stock $0.0001 par value, 150,000,000 shares authorized; 150,000,000 shares issued and outstanding at December 31, 2023	—	149,865
Series B convertible preferred stock $0.0001 par value, 147,619,034 shares authorized; 147,619,034 shares issued and outstanding at December 31, 2023	—	154,625

Stockholders’ equity (deficit):
Preferred stock $0.0001 par value, 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock $0.0001 par value, 200,000,000 shares authorized; 33,493,750 and 2,745,480 shares issued and outstanding at March 31, 2024 and December 31, 2023, respectively	3	—
Additional paid-in capital	492,982	4,652
Accumulated deficit	(175,262)	(157,845)
Total stockholders’ equity (deficit)	317,723	(153,193)
Total liabilities, convertible preferred stock and stockholders’ equity (deficit)	$327,838	$163,098

See accompanying notes to unaudited interim financial statements.

ARRIVENT BIOPHARMA, INC.

STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

(Unaudited)

	Three Months Ended
	March 31,
	2024	2023
Operating expenses:
Research and development	$16,975	$10,236
General and administrative	3,699	1,936
Total operating expenses	20,674	12,172
Operating loss	(20,674)	(12,172)
Interest income	3,257	—
Net loss	$(17,417)	$(12,172)

Share information:
Net loss per share of common stock, basic and diluted	$(0.70)	$(9.45)
Weighted-average shares of common stock outstanding, basic and diluted	25,046,531	1,287,574

See accompanying notes to unaudited interim financial statements.

ARRIVENT BIOPHARMA, INC.

STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

(in thousands, except share and per share data)

(Unaudited)

	Series A		Series B				Additional
	convertible preferred stock		convertible preferred stock		Common stock		paid-in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	capital	deficit	Total
Balance January 1, 2023	150,000,000	$149,865	104,761,894	$109,706	2,597,738	$—	$3,403	$(88,512)	$(85,109)
Issuance of Series B convertible preferred stock at $1.05 per share, net of issuance costs of $57	—	—	42,857,140	44,943	—	—	—	—	—
Exercise of stock options	—	—	—	—	11,417	—	26	—	26
Stock-based compensation expense	—	—	—	—	—	—	166	—	166
Net loss	—	—	—	—	—	—	—	(12,172)	(12,172)
Balance, March 31, 2023	150,000,000	$149,865	147,619,034	$154,649	2,609,155	$—	$3,595	$(100,684)	$(97,089)

Balance January 1, 2024	150,000,000	$149,865	147,619,034	$154,625	2,745,480	$—	$4,652	$(157,845)	$(153,193)
Issuance of common stock in initial public offering, net of issuance costs of $18,032	—	—	—	—	11,180,555	1	183,216	—	183,217
Conversion of convertible preferred stock into common stock	(150,000,000)	(149,865)	(147,619,034)	(154,625)	19,567,306	2	304,488	—	304,490
Exercise of stock options	—	—	—	—	409	—	1	—	1
Stock-based compensation expense	—	—	—	—	—	—	625	—	625
Net loss	—	—	—	—	—	—	—	(17,417)	(17,417)
Balance, March 31, 2024	—	$—	—	$—	33,493,750	$3	$492,982	$(175,262)	$317,723

See accompanying notes to unaudited interim financial statements.

ARRIVENT BIOPHARMA, INC.

STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2024	2023
Cash flows from operating activities:
Net loss	$(17,417)	$(12,172)
Adjustment to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	625	166
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(508)	(2,454)
Other assets	(1)	(3)
Accounts payable	(374)	(380)
Accrued expenses	(963)	(2,038)
Operating lease liabilities	10	—
Net cash used in operating activities	(18,628)	(16,881)
Cash flows from financing activities:
Proceeds from issuance of common stock in an initial public offering, net	185,631	—
Proceeds from the exercise of stock options	1	26
Proceeds from the sale of Series B convertible preferred stock, net of issuance costs	—	44,943
Net cash provided by financing activities	185,632	44,969

Net increase in cash and cash equivalents	167,004	28,088
Cash and cash equivalents at beginning of the period	150,389	163,372
Cash and cash equivalents at end of the period	$317,393	$191,460

Supplemental disclosures of non-cash financing and investing activities
Deferred offering costs transferred to additional paid in capital	$2,414	$—

See accompanying notes to unaudited interim financial statements.

ARRIVENT BIOPHARMA, INC.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

(1)	Background

ArriVent BioPharma, Inc., a Delaware Corporation (the “Company”), founded on April 14, 2021, is a clinical-stage biopharmaceutical company focused on identifying, licensing and globalizing top biopharma innovations from around the world to deliver important medicines to patients. In June 2021, the Company entered into a license agreement with Shanghai Allist Pharmaceuticals Co. Ltd. (“Allist”) which granted the Company an exclusive license under certain intellectual property owned or controlled by Allist to develop, manufacture and commercialize any product containing firmonertinib or any of its derivatives as an active ingredient, for all uses, in all countries and territories other than greater China, which includes mainland China, Hong Kong, Macau and Taiwan (See Note 9). The Company’s lead development candidate, firmonertinib, is a third-generation tyrosine kinase inhibitor currently being evaluated in multiple clinical trials across a range of epidermal growth factor receptor (EGFR) mutations in non-small cell lung cancer (NSCLC), many for which there are limited treatment options.

On January 30, 2024, the Company completed the closing of its initial public offering of 9,722,222 shares of common stock at a price of $18.00 per share. Additionally, the underwriters exercised their option to purchase an additional 1,458,333 shares of common stock at a price of $18.00 per share. The shares of common stock began trading on the Nasdaq Global Market on January 26, 2024, under the symbol “AVBP”. The Company received net proceeds of $183.2 million, after deducting underwriting discounts and commissions and other estimated offering expenses. In addition, as a result of the closing of the Company’s initial public offering, the Company’s Series A and Series B convertible preferred stock converted into 19,567,306 shares of common stock in January 2024.

(2)	Development-Stage Risks and Liquidity

The Company has incurred losses since inception and has an accumulated deficit of $175.3 million as of March 31, 2024. The Company anticipates incurring additional losses until such time, if ever, that it can generate significant sales from its product candidates currently in development. Management believes that cash and cash equivalents of $317.4 million as of March 31, 2024 are sufficient to sustain planned operations through at least twelve months from the issuance date of these financial statements.

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

(3)	Summary of Significant Accounting Policies

The summary of significant accounting policies included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, filed with the Securities and Exchange Commission on March 28, 2024 (the “Annual Report”) has not materially changed, except as set forth below.

(a)	Interim Financial Statements

The accompanying unaudited interim financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). Any references in these notes to applicable guidance are meant to refer to GAAP as found in Accounting Standards Codification (“ASC”) and Accounting Standards Update (“ASU”) promulgated by the Financial Accounting Standards Board (“FASB”).

ARRIVENT BIOPHARMA, INC.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

In the opinion of management, the accompanying interim financial statements include all the normal and recurring adjustments (which consist primarily of accruals, estimates, and assumptions that impact financial statements) considered necessary to present fairly the Company’s financial position as of March 31, 2024 and its results of operations for the three months ended March 31, 2024 and 2023. Certain information and disclosures normally included in the annual financial statements prepared in accordance with GAAP, but that is not required for interim reporting purposes, have been condensed or omitted. These interim financial statements should be read in conjunction with the audited financial statements and related notes as of and for the year ended December 31, 2023, and the notes thereto, which are included in the Annual Report. The December 31, 2023 balance sheet has been derived from the audited financial statements. The results of operations for the interim periods are not necessarily indicative of the results to be expected for a full year, any other interim periods or any future year or period.

(b)	Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from such estimates. Estimates and assumptions are periodically reviewed, and the effects of revisions are reflected in the financial statements in the period they are determined to be necessary.

Significant areas that require management’s estimates include the fair value of the Company’s common stock prior to the completion of the Company’s initial public offering, stock-based compensation expense assumptions and accrued research and development expenses.

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

(d)	Net Loss per Share

Basic net loss per share of common stock is computed by dividing net loss by the weighted-average number of shares of common stock outstanding during each period. Diluted net loss per share of common stock includes the effect, if any, from the potential exercise or conversion of securities, such as convertible preferred stock and stock options, which would result in the issuance of incremental shares of common stock. For diluted net loss per share, the weighted-

ARRIVENT BIOPHARMA, INC.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

average number of shares of common stock is the same for basic net loss per share since when a net loss exists, potentially dilutive securities are not included in the calculation as their impact is anti-dilutive. The Company’s convertible preferred stock entitled the holder to participate in dividends and earnings of the Company, and, if the Company had recognized net income, it would have used the two-class method to calculate earnings per share. The two-class method was not applicable during periods with a net loss, as the holders of the convertible preferred stock had no obligation to fund losses.

The following table sets forth the computation of net loss, basic and diluted (in thousands, except share and per share data):

	Three Months Ended
	March 31,
	2024	2023
Numerator:
Net loss	$(17,417)	$(12,172)
Denominator:
Weighted-average shares of common stock outstanding	25,046,531	2,602,488
Less: Weighted-average shares of common stock subject to repurchase	—	(1,314,914)
Weighted-average shares of common stock outstanding, basic and diluted	25,046,531	1,287,574

Net loss per share attributable to common stockholders, basic and diluted	$(0.70)	$(9.45)

The following potentially dilutive securities have been excluded from the computation of diluted weighted-average shares of common stock outstanding, as they would be anti-dilutive:

	March 31,
	2024	2023
Series A convertible preferred stock (as converted to common stock)	—	9,861,923
Series B convertible preferred stock (as converted to common stock)	—	9,705,383
Common stock subject to repurchase	—	1,314,914
Stock options	2,547,253	1,546,972
	2,547,253	22,429,192

(e)	Accounting Pronouncements Not Yet Adopted

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

ARRIVENT BIOPHARMA, INC.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

prospective basis. Retrospective application is permitted. The Company is currently evaluating the impact that this standard may have on its financial statements.

(f)	Reverse Stock Split

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

The following table presents information about the Company’s financial assets measured at fair value on a recurring basis and indicates the level of the fair value hierarchy utilized to determine such fair values (in thousands):

	March 31, 2024
	Level 1	Level 2	Level 3	Total
Current assets:
Cash equivalents - money market funds	$127,579	$—	$—	$127,579
Total assets measured at fair value	$127,579	$—	$—	$127,579

	December 31, 2023
	Level 1	Level 2	Level 3	Total
Current assets:
Cash equivalents - money market funds	$124,322	$—	$—	$124,322
Total assets measured at fair value	$124,322	$—	$—	$124,322

Money market accounts are highly liquid investments. The pricing information on the Company’s money market account is based on quoted prices in active markets. This approach results in a classification of these securities as Level 1 of the fair value hierarchy.

(5)	Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	March 31,	December 31,
	2024	2023
Research and development	$7,758	$8,450
Professional fees	419	240
Insurance	1,035	128
Tax credit receivable	875	761
	$10,087	$9,579

ARRIVENT BIOPHARMA, INC.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

(6)	Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	March 31,	December 31,
	2024	2023
Research and development	$4,422	$3,126
Professional fees	238	411
Compensation and related expenses	1,035	3,353
Other accrued expenses	37	62
	$5,732	$6,952

(7)	Commitments and Contingencies

Leases

The Company has one operating lease that it subleases for its office space in California, which commenced in November 2023 with an original lease term through January 2026. This lease replaced a lease at the same address which commenced in January 2022 with an original lease term through January 2024 (which ended in January 2024). The Company also leases other space with an initial lease term of less than twelve months; therefore, it does not recognize this lease as an operating lease on the balance sheet.

The Company’s operating lease right-of-use (“ROU”) asset and the related lease liabilities are initially measured at the present value of future lease payments over the lease term. The Company is responsible for payment of certain real estate taxes, insurance and other expenses on certain of its leases. These amounts are generally considered to be variable and are not included in the measurement of the ROU assets and lease liability. The Company accounts for non-lease components, such as maintenance, separately from lease components.

Operating lease expense was less than $0.1 million for each of the three months ended March 31, 2024 and 2023. The Company’s remaining lease term and discount rate for its operating lease as of March 31, 2024 were 1.83 years and 10.0%, respectively.

Future maturities of operating lease liabilities were as follows as of March 31, 2024 (in thousands):

Fiscal year ending:
Remainder of 2024	$126
2025	173
2026	14
Total future minimum payments	313
Less imputed interest	(28)
Present value of lease liabilities	$285

Cash paid for rent expense recorded during each of the three months ended March 31, 2024 and 2023 was less than $0.1 million.

Aarvik Research Agreement

In December 2021, the Company entered into a Research Collaboration Agreement, as amended, effective June 2023, with Aarvik Pharmaceuticals, Inc. (“Aarvik”), under which the Company is required to pay Aarvik up to $3.1 million on statements of work (“SOWs”) and an initiation fee of $0.3 million predefined in the agreement. After the

ARRIVENT BIOPHARMA, INC.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

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

During each of the three months ended March 31, 2024 and 2023, the Company incurred $0.1 million in research and development expenses related to the Aarvik SOWs.

(8)	Stock-based Compensation

In June 2021, the Company adopted the 2021 Employee, Director and Consultant Equity Incentive Plan (the “2021 Plan”), as amended, that authorized the Company to grant up to 803,564 shares of common stock. In 2022, the Company amended the 2021 Plan and increased the total number of shares authorized under the Plan to 2,748,818. In January 2024, the Company adopted the 2024 Employee, Director and Consultant Equity Incentive Plan (the “2024 Plan”) that authorized the Company to grant up to 3,900,000 shares of common stock plus any remaining ungranted or forfeited shares from the 2021 Plan. As of March 31, 2024, there were 3,939,333 shares available to be granted. The Company’s stock options vest based on the terms in the awards agreements and generally vest over four years. The Company recorded stock-based compensation expense in the following expense categories in its accompanying statements of operations (in thousands):

	Three Months Ended
	March 31,
	2024	2023
Research and development	$235	$83
General and administrative	390	83
	$625	$166

The following is a summary of stock options activity:

			Weighted
		Weighted	average
		average	remaining	Aggregate
		exercise	contractual	Intrinsic Value
	Options	price	term (years)	(in thousands)
Outstanding as of December 31, 2023	1,683,156	$3.38
Granted	886,776	8.17
Exercised	(409)	2.28		2
Forfeited/expired	(22,270)	14.91
Outstanding as of March 31, 2024	2,547,253	4.94	8.82	32,961
Exercisable as of March 31, 2024	564,452	2.60	7.96	8,616
Vested and expected to vest at March 31, 2024	2,547,253	$4.94	8.82	$32,961

ARRIVENT BIOPHARMA, INC.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

The weighted-average grant-date fair value of options granted in 2024 and 2023 were $6.03 and $2.79 per share, respectively. The fair value was estimated using the Black-Scholes option-pricing model based on the following assumptions:

	Three Months Ended
	March 31,
	2024	2023
Risk-free interest rate	3.85% - 3.98%	3.45%
Expected term	5.5 - 6.1 years	6.1 years
Expected volatility	93.1% - 93.2%	91.1%
Expected dividend yield	—	—
Estimated fair value of the Company's common stock per share	$5.85 - 6.04	$2.79

Unrecognized compensation cost for awards not vested as of March 31, 2024 was $7.8 million and will be expensed over a weighted-average period of 3.1 years.

(9)	Allist License Agreement

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

Upon the achievement of certain clinical, regulatory and commercial milestones using the licensed technology, the Company is obligated to make future milestone payments to Allist. During the three months ended March 31, 2024 and 2023, no clinical milestones were met or achieved. The Company is obligated to make future milestone payments of up to $105.0 million in clinical and regulatory milestones and up to $655.0 million in sales milestones. Furthermore royalties, ranging from high single digit percentages to low mid-teen percentage will be payable on net sales of licensed products in licensed territories.

In connection with the Allist Agreement, in December 2021, the parties also entered into a Joint Clinical Collaboration Agreement (“Clinical Collaboration”) to define the framework under which the parties will cooperate and share costs related to global clinical studies to be conducted jointly by the Company and Allist. During the three months ended March 31, 2024 and 2023, the Company incurred $0.2 million and $0.6 million, respectively, in cost reimbursements to Allist which have been recorded as research and development expense under the Clinical Collaboration Agreement. The Company also was entitled to cost reimbursement from Allist of $0.1 million for each of the three months ended March 31, 2024 and 2023, which has been recorded as a reduction of research and development expenses. The Company assessed the Clinical Collaboration in accordance with ASC 808, Collaborative Arrangements, and determined that the arrangement did not meet the definition of a collaborative arrangement under ASC 808 since, while the Company and Allist are active participants in the activities under the Clinical Collaboration, both parties are not exposed to significant risks and rewards dependent on the commercial success of the activities.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations together with our interim financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and the audited financial information and the notes thereto included in our Annual Report on Form 10-K, which was filed with the SEC on March 28, 2024 (the Annual Report). Some of the information contained in this discussion and analysis or set forth elsewhere, including information with respect to our plans and strategy for our business and related financing, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in the “Risk Factors” sections of this Quarterly Report on Form 10-Q as well as our Annual Report, our actual results could differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. You should carefully read the “Risk Factors” sections of this Quarterly Report on Form 10-Q and our Annual Report to gain an understanding of the important factors that could cause actual results to differ materially from our forward-looking statements. Please also see the section titled “Special Note Regarding Forward-Looking Statements” included elsewhere in this Quarterly Report on Form 10-Q. Investors and others should note that we routinely use the Investor Relations section of our website to announce material information to investors and the marketplace. While not all of the information that we post on the Investor Relations section of our website is of a material nature, some information could be deemed to be material. Accordingly, we encourage investors, the media, and others interested in us to review the information that we share on the Investors section of our website, https://ir.arrivent.com/.

Overview

We are a clinical-stage biopharmaceutical company dedicated to the identification, development and commercialization of differentiated medicines to address the unmet medical needs of patients with cancers. We seek to utilize our team’s deep drug development experience to maximize the potential of our lead development candidate, firmonertinib, and advance a pipeline of novel therapeutics, such as next-generation antibody drug conjugates, through approval and commercialization in patients suffering from cancer, with an initial focus on solid tumors. Firmonertinib is currently being evaluated in multiple clinical trials across a range of epidermal growth factor receptor mutant (EGFRm) in non-small cell lung cancer (NSCLC), including a pivotal Phase 3 clinical trial in treatment naïve, or first-line, patients with locally advanced or metastatic EGFRm NSCLC with exon 20 insertion mutations. We received Breakthrough Therapy Designation for firmonertinib for this disease from the United States Food and Drug Administration (FDA) in October 2023, and Orphan Drug Designation for treatment of NSCLC with EGFRm or human epidermal growth factor receptor 2 (HER2) mutations or human epidermal growth factor receptor 4 (HER4) mutations in February 2024. A product candidate can receive Breakthrough Therapy Designation if preliminary clinical evidence indicates that the product candidate, alone or in combination with one or more other drugs, may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. For drugs that have been designated as Breakthrough Therapies, interaction and communication between the FDA and the sponsor can help to identify the most efficient path for development. The receipt of a Breakthrough Therapy Designation for a product candidate may not result in a faster development process, review or approval compared to product candidates considered for approval under conventional FDA procedures and does not increase the likelihood that the product candidate will ultimately receive FDA approval for any indication.

Firmonertinib is an investigational, novel, epidermal growth factor receptor (EGFR) mutant-selective tyrosine kinase inhibitor (TKI) that we are developing for the treatment of NSCLC patients across a broader set of EGFRm than are currently served by approved EGFR TKIs. Firmonertinib is currently only approved and commercially distributed by Shanghai Allist Pharmaceuticals Co. Ltd. (Allist) in China as a first-line therapy to treat classical EGFRm NSCLC. The FDA has not approved firmonertinib for any use. We selected firmonertinib for global development against nonclassical, or uncommon, mutations based on preliminary reductions in tumor size observed in seven out of ten patients in first-line treatment with EGFR exon 20 insertion mutations in the ongoing Phase 1b clinical trial, the FAVOUR trial, conducted by Allist in China, and preclinical activity in EGFR P-loop and-alpha-c-helix compressing (PACC) mutations, each a subtype of uncommon mutation. In a subsequent interim data readout from the FAVOUR trial of firmonertinib in first-line patients with locally advanced or metastatic EGFRm NSCLC with exon 20 insertion mutations, 79% of patients

(n=22 out of 28 patients) were observed to experience a reduction in tumor size of at least 30%. If the future clinical trial results of the FAVOUR trial are unfavorable, our clinical development plans for firmonertinib, which include conducting our global, pivotal Phase 3 FURVENT clinical trial in first-line non-squamous locally advanced or metastatic EGFRm NSCLC patients with exon 20 insertion mutations, may be adversely affected. In 2021, we licensed from Allist the right to develop and commercialize firmonertinib worldwide, with the exception of greater China, which includes mainland China, Hong Kong, Macau and Taiwan.

As one of the most prevalent cancers in the world, lung cancer imposes a significant global burden on human health, and EGFRm NSCLC represents a significant proportion of those affected. Despite progress in the therapeutic landscape for EGFRm NSCLC, many patients, particularly those with uncommon mutations, such as exon 20 insertions or PACC mutations, are underserved by existing treatments. In an interim data readout from the FAVOUR trial of firmonertinib in first-line patients with locally advanced or metastatic EGFRm NSCLC with exon 20 insertion mutations, 79% of patients (n=22 out of 28 patients) were observed to experience a reduction in tumor size of at least 30% from the baseline in a patient without evidence of progression as measured by RECIST 1.1 criteria, which measurement of reduction is the threshold in this trial for a partial response and for inclusion in determination of the overall response rate (ORR), which is the primary endpoint of this trial. In the same interim data readout, those 79% of patients were observed to experience a 15.2 month median duration of response (DOR). Interim results may not be indicative of final results; however, we believe these interim clinical results underscore firmonertinib’s potential in patients whose tumors contain an uncommon EGFRm.

We have entered into the Global Technology Transfer and License Agreement (Allist License Agreement), pursuant to which, we have, among other things, secured an exclusive, royalty bearing and sublicensable license under certain intellectual property, including patents and know-how, owned or controlled by Allist to develop and commercialize any product containing firmonertinib or any of its salts or derivatives as an active ingredient of a product, which is led by a joint collaboration committee, comprising of representatives from both Allist and us. Under the Allist License Agreement, we are obligated to pay Allist milestone payments up to an aggregate of $765.0 million upon the achievement of certain development, regulatory and sales milestone events as set forth in the Allist License Agreement. During the three months ended March 31, 2024 and 2023, no clinical milestones were met or achieved. We are also obligated under the Allist License Agreement to pay Allist tiered royalties based on net sales of Licensed Products (as defined in the Allist License Agreement). See “Business — Licenses, Partnerships and Collaborations — Allist Agreements” in our Annual Report.

Since our inception in April 2021, we have devoted substantially all of our resources to organizing and staffing our company, acquiring the rights to develop firmonertinib, clinical development of firmonertinib, business planning, raising capital, identifying potential product candidates, enhancing our intellectual property portfolio and undertaking research and clinical and preclinical studies for our development programs. We do not have any products approved for sale and have not generated any revenue from product sales or otherwise. We have funded our operations to date primarily through the private placement of convertible preferred stock and our initial public offering in January 2024.

On January 30, 2024, we completed the closing of our initial public offering of 9,722,222 shares of common stock at a price of $18.00 per share. Additionally, the underwriters exercised their option to purchase an additional 1,458,333 shares of common stock at a price of $18.00 per share. The shares of common stock began trading on the Nasdaq Global Market on January 26, 2024, under the symbol “AVBP”. We received net proceeds of $183.2 million, after deducting underwriting discounts and commissions and other estimated offering expenses. In addition, as a result of the closing of our initial public offering, our convertible preferred stock converted into 19,567,306 shares of common stock in January 2024.

We have incurred significant operating losses since our inception and have not yet generated any revenue. Our net losses were $17.4 million and $12.2 million for the three months ended March 31, 2024 and 2023, respectively. As of March 31, 2024, we had an accumulated deficit of $175.3 million. Our net losses may fluctuate significantly from quarter-to-quarter and year-to-year, depending on the timing of our preclinical studies, clinical trials and our expenditures on other research and development activities. We expect to continue to incur losses for the foreseeable future. We anticipate these losses will increase substantially as we:

●	advance our lead product candidate, firmonertinib, through clinical trials;
●	acquire or in-license additional product candidates;
●	advance our preclinical programs to clinical trials;
●	further invest in our pipeline;
●	further support our external partners’ manufacturing capabilities;
●	seek regulatory approval for our product candidates;
●	pursue commercialization of our product candidates;
●	maintain, expand, protect and defend our intellectual property portfolio;
●	secure facilities to support continued growth in our research, development and commercialization efforts;
●	increase our headcount to support our development efforts and to expand our clinical development team; and
●	incur additional costs and headcount associated with operating as a public company.

In addition, if we obtain regulatory approval for firmonertinib or any product candidates, we expect to incur significant commercialization expenses related to product manufacturing, marketing, sales and distribution.

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

Key Components of Our Results of Operations

Operating Expenses

Research and Development Expenses

To date, our research and development expenses have been related primarily to the development of firmonertinib, preclinical studies and other clinical activities related to our portfolio. Research and development costs are expensed as incurred and payments made prior to the receipt of goods or services to be used in research and development are deferred and recognized when the goods or services are received.

Research and development costs include:

●	salaries, payroll taxes, employee benefits and stock-based compensation expenses for those individuals involved in research and development efforts;
●	external research and development costs incurred under agreements with contract research organizations (CROs) and consultants to conduct our clinical trials and other preclinical studies;
●	costs related to manufacturing our product candidates, including fees paid to third-party manufacturers and raw material suppliers;

●	license fees and research funding; and
●	other allocated expenses, which include direct and allocated expenses, insurance, equipment and other supplies.

Our direct research and development expenses consist principally of external costs, such as fees paid to CROs and consultants in connection with our clinical trials for firmonertinib, preclinical and toxicology studies and costs related to manufacturing materials for clinical and preclinical studies. Prior to our identification of potential product candidates in 2022, we did not track external costs by program. Subsequent to the identification of potential product candidates, a significant majority of our direct research and development costs have been related to firmonertinib. We deploy our personnel resources across all of our research and development activities.

We plan to substantially increase our research and development expenses for the foreseeable future as we continue the development of firmonertinib and the identification and development of new product candidates. We cannot determine with certainty the timing of initiation, the duration or the completion costs of future clinical trials and preclinical studies of product candidates due to the inherently unpredictable nature of preclinical and clinical development. Clinical and preclinical development timelines, the probability of success and development costs can differ materially from expectations. We anticipate that we will make determinations as to which product candidates and development programs to pursue and how much funding to direct to each product candidate or program on an ongoing basis in response to the results of ongoing and future preclinical studies and clinical trials, regulatory developments and our ongoing assessments as to each product candidate’s commercial potential. In addition, we cannot forecast which product candidates may be subject to future collaborations, when such arrangements will be secured, if at all, and to what degree such arrangements would affect our development plans and capital requirements.

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

General and Administrative Expenses

General and administrative expenses consist primarily of salaries, payroll taxes, employee benefits and stock-based compensation expenses for those individuals in executive, finance and other administrative functions. Other significant costs include legal fees relating to intellectual property and corporate matters, professional fees for accounting and consulting services, and insurance costs. We anticipate that our general and administrative expenses will increase in the future to support our continued research and development activities and, if any product candidates receive marketing approval, commercialization activities. We also anticipate increased expenses related to audit, legal, regulatory and tax-

related services associated with maintaining compliance with exchange listing and SEC requirements, director and officer insurance premiums and investor relations costs associated with operating as a public company.

Interest Income

Interest income consists of interest earned on our cash equivalents.

Results of Operations

Comparison of the Three Months Ended March 31, 2024 and 2023

The following table summarizes our results of operations for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
(in thousands)	2024	2023	Change
Operating expenses:
Research and development	$16,975	$10,236	$6,739
General and administrative	3,699	1,936	1,763
Total operating expenses	20,674	12,172	8,502
Operating loss	(20,674)	(12,172)	(8,502)
Interest income	3,257	—	3,257
Net loss	$(17,417)	$(12,172)	$(5,245)

Research and Development

We track outsourced clinical and preclinical costs and other external research and development costs associated with our lead product candidate, firmonertinib, and other discovery-stage programs. We do not track internal research and development costs by product candidate. The following table summarizes our research and development expenses for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
(in thousands)	2024	2023	Change
Firmonertinib:
FURTHER	$3,425	$3,106	$319
FURVENT	8,304	3,062	5,242
FAVOUR	12	390	(378)
Other Firmonertinib costs	1,049	365	684
Total Firmonertinib	12,790	6,923	5,867
Discovery-stage programs	413	209	204
Personnel-related and other internal costs	3,772	3,104	668
Total research and development expenses	$16,975	$10,236	$6,739

Research and development expenses were $17.0 million and $10.2 million for the three months ended March 31, 2024 and 2023, respectively. The increase of $6.7 million was primarily due to an increase of $5.9 million related to our lead product candidate, firmonertinib, an increase of $0.7 million in personnel-related costs due to increased headcount and $0.2 million in preclinical discovery work. Costs related to firmonertinib increased as a result of increased costs related to our FURVENT Phase 3 clinical trial of $5.2 million, a $0.7 million increase in other general firmonertinib costs, and a $0.3 million increase in costs related to our FURTHER Phase 1 clinical trial due to additional patients added to the studies in the second half of 2023, partially offset by a decrease in costs related to our FAVOUR trial.

General and Administrative

General and administrative expenses were $3.7 million and $1.9 million for the three months ended March 31, 2024 and 2023, respectively. The increase of $1.8 million was due primarily to increases of $0.7 million in professional services and $0.7 million in personnel-related expenses.

Interest Income

Interest income was $3.3 million for the three months ended March 31, 2024 and consisted of interest earned on our cash equivalents. For the three months ended March 31, 2023, we did not earn any interest income.

Liquidity and Capital Resources

Sources of Liquidity

We have previously funded our operations primarily through the private placement of convertible preferred stock and our initial public offering of common stock. To date, we have raised gross proceeds of $305.0 million from the issuance of convertible preferred stock. Additionally, in the first quarter of 2024, we completed our initial public offering of 11,180,555 shares of our common stock at a price to the public of $18.00 per share, including the exercise in full by the underwriters of their option to purchase 1,458,333 additional shares of our common stock for aggregate proceeds of $183.2 million, net of underwriting discounts, commissions and other estimated offering expenses. As of March 31, 2024, we had cash and cash equivalents of $317.4 million.

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

We believe that our existing cash and cash equivalents as of March 31, 2024 will be sufficient to meet our anticipated cash requirements into 2026. However, our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially. We have based this estimate on assumptions that may prove to be wrong, and we could deplete our capital resources sooner than we expect.

Our future capital requirements will depend on many factors, including:

●	the initiation, progress, timing, costs and results of drug discovery, preclinical studies and clinical trials of our lead product candidate, firmonertinib, and any other product candidates;
●	the number and characteristics of product candidates that we pursue;
●	the outcome, timing and costs of seeking regulatory approvals;
●	the cost of manufacturing firmonertinib, if approved, and future product candidates for clinical trials in preparation for marketing approval and in preparation for commercialization;
●	the costs of any third-party products used in our combination clinical trials that are not covered by such third party or other sources;
●	the costs associated with hiring additional personnel and consultants as our preclinical and clinical activities increase;
●	the receipt of marketing approval and revenue received from any potential commercial sales of firmonertinib or other product candidates;

●	the cost of commercialization activities for firmonertinib and future product candidates we develop if we receive marketing approval, including marketing, sales and distribution costs;
●	the emergence of competing therapies and other adverse market developments;
●	the ability to establish and maintain strategic licensing or other arrangements and the financial terms of such agreements;
●	the costs involved in preparing, filing, prosecuting, maintaining, expanding, defending and enforcing patent claims, including litigation costs and the outcome of such litigation;
●	the extent to which we in-license or acquire other products and technologies; and
●	the costs of operating as a public company.

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

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Three Months Ended March 31,
(in thousands)	2024	2023
Net cash (used in) provided by:
Operating activities	$(18,628)	$(16,881)
Financing activities	185,632	44,969
Net increase in cash and cash equivalents	$167,004	$28,088

Operating Activities

Net cash used in operating activities was $18.6 million for the three months ended March 31, 2024 reflecting our net loss of $17.4 million and a $1.8 million net change in our operating assets and liabilities attributable to the timing in which we pay our vendors for research and development activities offset, in part, by $0.6 million in stock-based compensation.

Net cash used in operating activities was $16.9 million for the three months ended March 31, 2023 reflecting our net loss of $12.2 million and a $4.9 million net change in our operating assets and liabilities attributable to the timing in which we pay our vendors for research and development activities offset, in part, by $0.2 million in stock-based compensation.

Investing Activities

No net cash was provided by investing activities for each of the three months ended March 31, 2024 and 2023.

Financing Activities

Net cash provided by financing activities was $185.6 million for the three months ended March 31, 2024, due to the net proceeds from our initial public offering.

Net cash provided by financing activities was $45.0 million for the three months ended March 31, 2023, primarily due to the $44.9 million of net proceeds from the issuance of Series B convertible preferred stock.

Contractual Obligations and Commitments

The following table summarizes our contractual obligations as of March 31, 2024 and the effects that such obligations are expected to have on our liquidity and cash flows in future periods:

	Payments Due by Period
		Less Than	1 to 3	4 to 5	More than
	Total	1 Year	Years	Years	5 Years
			(in thousands)
Operating lease obligations	$313	$126	$187	$—	$—
Total	$313	$126	$187	$—	$—

As of March 31, 2024, except for the operating lease, we did not have any long-term obligations, capital lease obligations, purchase obligation or long-term liabilities. We enter into contracts in the normal course of business with third-party CROs and clinical trial sites for our clinical trials, and with supply vendors for other services and products for operating purposes. These contracts generally provide for termination after a notice period, and, therefore, are cancelable contracts.

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

There have been no changes to our critical accounting policies from those described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Significant Judgments and Use of Estimates” included in the Annual Report, other than as disclosed in Note 3 to our accompanying financial statements appearing elsewhere in this Quarterly Report on Form 10-Q.

JOBS Act and Emerging Growth Company Status

As an emerging growth company under the Jumpstart Our Business Startups (JOBS) Act, we can take advantage of an extended transition period for complying with new or revised accounting standards. This allows an emerging growth company to delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected to use the extended transition period for complying with new or revised accounting standards and as a result of this election, our financial statements may not be comparable to companies that comply with public company effective dates. We intend to rely on other exemptions provided by the JOBS Act, including without limitation, not being required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act (Sarbanes-Oxley).

We will remain an emerging growth company until the earliest of (i) the last day of the fiscal year following the fifth anniversary of the consummation of our initial public offering, (ii) the last day of the fiscal year in which we have total annual gross revenue of at least $1.235 billion, (iii) the last day of the fiscal year in which we are deemed to be a “large accelerated filer” as defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended (Exchange Act), which would occur if, among other factors, the market value of our common stock held by non-affiliates exceeded $700.0 million as of the last business day of the second fiscal quarter of such year (subject to certain conditions), or (iv) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period.

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

Recent Accounting Pronouncements

A description of recent accounting pronouncements that may potentially impact our financial position, results of operations or cash flows is disclosed in Note 3 to our accompanying financial statements appearing elsewhere in this Quarterly Report.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

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

Item 4. Controls and Procedures

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2024. As of March 31, 2024, our disclosure controls and procedures were not effective as a result of our material weaknesses in our internal control over financial reporting.

However, our management, including our Chief Executive Officer and our Chief Financial Officer, has concluded that, notwithstanding the identified material weaknesses in our internal control over financial reporting, the financial statements in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with U.S. GAAP.

Changes in Internal Control Over Financial Reporting

Other than the material weakness remediation activities described below, there were no changes in our internal control over financial reporting, as identified in connection with evaluation required by Rules 13a-15(e) and 15d-15(e) under the Exchange Act, that occurred during the three months ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

During the three months ended March 31, 2024, we have taken steps of implementing our remediation plans with respect to the material weaknesses identified in our internal control over financial reporting. Specifically, with the oversight of senior management and our audit committee, we have hired our Chief Financial Officer, and begun implementing processes and controls to address the material weaknesses. We have increased the number of resources (internal and third-party) dedicated to our accounting and finance team, including personnel with additional knowledge, experience, and training, to ensure we have adequate staff, to segregate key duties, and to comply with company policies and procedures. We also plan to engage a third-party provider to help us assess and improve our internal controls in preparation for compliance with Sarbanes-Oxley. Additionally, we continue to make progress on implementing written policies and implementing process level and management review controls for our manual journal entries. However, we cannot assure you that we will be successful in remediating the material weaknesses we identified or that our internal control over financial reporting, as modified, will enable us to identify or avoid material weaknesses in the future.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

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

Item 1A. Risk Factors

There are no material changes to the risk factors disclosed in Part I, Item 1A of our Annual Report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

a)	Sales of Unregistered Securities

None.

b)	Use of Proceeds from Public Offering of Common Stock

On January 25, 2024, our registration statement on Form S-1 (File No 333-276397) relating to our initial public offering of common stock was declared effective by the SEC. Upon the closing of the initial public offering, we issued 11,180,555 shares of common stock (including the exercise in full by the underwriters of their option to purchase an additional 1,458,333 shares of common stock) at a public offering price of $18.00 per share. We received net proceeds from the initial public offering of $183.2 million, after deducting underwriting discounts and commissions and other estimated offering expenses. None of the expenses associated with our initial public offering were paid to directors, officers, persons owning 10% or more of any class of equity securities, or to our affiliates.

There has been no material change in the planned use of proceeds from the initial public offering from that described in the prospectus filed with the SEC pursuant to Rule 424(b)(4) under the Securities Act on January 26, 2024.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

Rule 10b5-1 Trading Plans

During the fiscal quarter ended March 31, 2024, none of our directors or executive officers adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement” as defined in Item 408(c) of Regulation S-K.

Item 6. Exhibits

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
10.1+

2021 Employee, Director and Consultant Equity Incentive Plan, as amended and form of stock option agreement thereunder (incorporated by reference to Exhibit 10.2 of the Registrant’s Registration Statement on Form S-1 (File No. 333-276397) filed on January 5, 2024)

10.2+

2024 Employee, Director and Consultant Equity Incentive Plan, form of stock option agreement and form of restricted stock agreement thereunder (incorporated by reference to Exhibit 10.3 of the Registrant’s Registration Statement on Form S-1/A (File No. 333-276397) filed on January 22, 2024).

10.3+	Non-Employee Director Compensation Policy (incorporated by reference to Exhibit 10.5 of the Registrant’s Registration Statement on Form S-1 (File No. 333-276397) filed on January 5, 2024).
10.4+

Offer Letter Agreement, by and between the Registrant and Winston Kung, MBA, dated January 3, 2024 (incorporated by reference to Exhibit 10.11 of the Registrant’s Registration Statement on Form S-1 (File No. 333-276397) filed on January 5, 2024).

31.1*	Certification of Chief Executive Officer Pursuant to Rule 13a-15(e) or Rule 15d-15(e) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-15(e) or Rule 15d-15(e) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer of Periodic Report Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer of Periodic Report Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Schema Document.
101.CAL	XBRL Calculation Linkbase Document.
101.DEF	XBRL Definition Linkbase Document.
101.LAB	XBRL Label Linkbase Document.
101.PRE	XBRL Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101).
*	Filed with this Quarterly Report on Form 10-Q.
**

The Certifications attached as Exhibit 32.1 and Exhibit 32.2 that accompany this Quarterly Report on Form 10-Q are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of ArriVent BioPharma, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Form 10-Q, irrespective of any general incorporation language contained in such filing.

+	Denotes management compensation plan or contract.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARRIVENT BIOPHARMA, INC.

Date: May 8, 2024	By:	/s/ Zhengbin (Bing) Yao, Ph.D.
Zhengbin (Bing) Yao, Ph.D.
Chairman, President and Chief Executive Officer
(principal executive officer)

Date: May 8, 2024	By:	/s/ Winston Kung, MBA
Winston Kung, MBA
Chief Financial Officer and Treasurer
(principal financial officer and principal accounting officer)