Form 10-Q
period 2024-06-30
ArriVent BioPharma, Inc.
filed 2024-08-14
CIK 1868279

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

(628) 277-4836

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Name Of Each Exchange
Title of Each Class	Trading Symbol(s)	On Which Registered
Common Stock, $0.0001 Par Value per Share	AVBP	The Nasdaq Global Market

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

The number of outstanding shares of the registrant’s common stock as of August 12, 2024 was 33,585,893.

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

ARRIVENT BIOPHARMA, INC.

BALANCE SHEETS

(in thousands, except share and per share data)

(Unaudited)

	June 30,	December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$298,669	$150,389
Prepaid expenses and other current assets	9,842	9,579
Total current assets	308,511	159,968
Right of use assets – operating leases	219	291
Deferred offering costs	—	2,732
Other assets	125	107
Total assets	$308,855	$163,098

Liabilities, Convertible Preferred Stock and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$3,812	$4,532
Accrued expenses	8,134	6,952
Operating lease liabilities	152	140
Total current liabilities	12,098	11,624
Operating lease liabilities, net of current amount	98	177
Total liabilities	12,196	11,801

Commitments and contingencies (Note 7)

Series A convertible preferred stock $0.0001 par value, 150,000,000 shares authorized; 150,000,000 shares issued and outstanding at December 31, 2023	—	149,865
Series B convertible preferred stock $0.0001 par value, 147,619,034 shares authorized; 147,619,034 shares issued and outstanding at December 31, 2023	—	154,625

Stockholders’ equity (deficit):
Preferred stock $0.0001 par value, 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock $0.0001 par value, 200,000,000 shares authorized; 33,509,090 and 2,745,480 shares issued and outstanding at June 30, 2024 and December 31, 2023, respectively	3	—
Additional paid-in capital	493,792	4,652
Accumulated deficit	(197,136)	(157,845)
Total stockholders’ equity (deficit)	296,659	(153,193)
Total liabilities, convertible preferred stock and stockholders’ equity (deficit)	$308,855	$163,098

See accompanying notes to unaudited interim financial statements.

ARRIVENT BIOPHARMA, INC.

STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Operating expenses:
Research and development	$21,778	$20,358	$38,753	$30,594
General and administrative	3,919	2,226	7,618	4,162
Total operating expenses	25,697	22,584	46,371	34,756
Operating loss	(25,697)	(22,584)	(46,371)	(34,756)
Interest income	3,823	1,017	7,080	1,017
Net loss	$(21,874)	$(21,567)	$(39,291)	$(33,739)

Share information:
Net loss per share attributable to common stockholders, basic and diluted	$(0.65)	$(10.79)	$(1.34)	$(20.60)
Weighted-average shares of common stock outstanding, basic and diluted	33,502,347	1,999,705	29,274,441	1,637,623

See accompanying notes to unaudited interim financial statements.

ARRIVENT BIOPHARMA, INC.

STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

(in thousands, except share and per share data)

(Unaudited)

	Series A		Series B				Additional
	convertible preferred stock		convertible preferred stock		Common stock		paid-in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	capital	deficit	Total
Balance January 1, 2023	150,000,000	$149,865	104,761,894	$109,706	2,597,738	$—	$3,403	$(88,512)	$(85,109)
Issuance of Series B convertible preferred stock at $1.05 per share, net of issuance costs of $57	—	—	42,857,140	44,943	—	—	—	—	—
Exercise of stock options	—	—	—	—	11,417	—	26	—	26
Stock-based compensation expense	—	—	—	—	—	—	166	—	166
Net loss	—	—	—	—	—	—	—	(12,172)	(12,172)
Balance, March 31, 2023	150,000,000	149,865	147,619,034	154,649	2,609,155	—	3,595	(100,684)	(97,089)
Issuance costs of Series B convertible preferred stock	—	—	—	(24)	—	—	—	—	—
Repurchase of common stock	—	—	—	—	(7,387)	—	—	—	—
Exercise of stock options	—	—	—	—	1,647	4	—	—	4
Stock-based compensation expense	—	—	—	—	—	—	193	—	193
Net loss	—	—	—	—	—	—	—	(21,567)	(21,567)
Balance, June 30, 2023	150,000,000	$149,865	147,619,034	$154,625	2,603,415	$4	$3,788	$(122,251)	$(118,459)

See accompanying notes to unaudited interim financial statements.

ARRIVENT BIOPHARMA, INC.

STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

(in thousands, except share and per share data)

(Unaudited)

	Series A		Series B				Additional
	convertible preferred stock		convertible preferred stock		Common stock		paid-in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	capital	deficit	Total
Balance January 1, 2024	150,000,000	$149,865	147,619,034	$154,625	2,745,480	$—	$4,652	$(157,845)	$(153,193)
Issuance of common stock in initial public offering, net of issuance costs of $18,032	—	—	—	—	11,180,555	1	183,216	—	183,217
Conversion of convertible preferred stock into common stock	(150,000,000)	(149,865)	(147,619,034)	(154,625)	19,567,306	2	304,488	—	304,490
Exercise of stock options	—	—	—	—	409	—	1	—	1
Stock-based compensation expense	—	—	—	—	—	—	625	—	625
Net loss	—	—	—	—	—	—	—	(17,417)	(17,417)
Balance, March 31, 2024	—	—	—	—	33,493,750	3	492,982	(175,262)	317,723
Exercise of stock options	—	—	—	—	15,340	—	44	—	44
Stock-based compensation expense	—	—	—	—	—	—	766	—	766
Net loss	—	—	—	—	—	—	—	(21,874)	(21,874)
Balance, June 30, 2024	—	$—	—	$—	33,509,090	$3	$493,792	$(197,136)	$296,659

See accompanying notes to unaudited interim financial statements.

ARRIVENT BIOPHARMA, INC.

STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Six Months Ended
	June 30,
	2024	2023
Cash flows from operating activities:
Net loss	$(39,291)	$(33,739)
Adjustment to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	1,390	359
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(262)	3,447
Other assets	(19)	(10)
Accounts payable	(720)	3,314
Accrued expenses	1,181	1,142
Operating lease liabilities	6	—
Net cash used in operating activities	(37,715)	(25,487)
Cash flows from investing activities:
Purchase of short-term investments	—	(25,000)
Net cash used in investing activities	—	(25,000)
Cash flows from financing activities:
Proceeds from issuance of common stock in an initial public offering, net of issuance costs	185,950	—
Proceeds from the exercise of stock options	45	30
Proceeds from the sale of Series B convertible preferred stock, net of issuance costs	—	44,919
Net cash provided by financing activities	185,995	44,949

Net increase in cash and cash equivalents	148,280	(5,538)
Cash and cash equivalents at beginning of the period	150,389	163,372
Cash and cash equivalents at end of the period	$298,669	$157,834

Supplemental disclosures of non-cash financing and investing activities
Deferred offering costs in accounts payable	$—	$50
Deferred offering costs transferred to additional paid in capital	2,733	—

See accompanying notes to unaudited interim financial statements.

ARRIVENT BIOPHARMA, INC.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

(1)	Background

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

On January 30, 2024, the Company completed the closing of its initial public offering of 9,722,222 shares of common stock at a price of $18.00 per share. Additionally, the underwriters exercised their option to purchase an additional 1,458,333 shares of common stock at a price of $18.00 per share. The shares of common stock began trading on the Nasdaq Global Market on January 26, 2024, under the symbol “AVBP”. The Company received net proceeds of $183.2 million, after deducting underwriting discounts and commissions and other offering expenses. In addition, as a result of the closing of the Company’s initial public offering, the Company’s Series A and Series B convertible preferred stock converted into 19,567,306 shares of common stock in January 2024.

(2)	Development-Stage Risks and Liquidity

The Company has incurred losses since inception and has an accumulated deficit of $197.1 million as of June 30, 2024. The Company anticipates incurring additional losses until such time, if ever, that it can generate significant sales from its product candidates currently in development. Management believes that cash and cash equivalents of $298.7 million as of June 30, 2024 are sufficient to sustain planned operations through at least twelve months from the issuance date of these financial statements.

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

ARRIVENT BIOPHARMA, INC.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

In the opinion of management, the accompanying interim financial statements include all the normal and recurring adjustments (which consist primarily of accruals, estimates, and assumptions that impact financial statements) considered necessary to present fairly the Company’s financial position as of June 30, 2024 and its results of operations for the three and six months ended June 30, 2024 and 2023. Certain information and disclosures normally included in the annual financial statements prepared in accordance with GAAP, but that is not required for interim reporting purposes, have been condensed or omitted. These interim financial statements should be read in conjunction with the audited financial statements and related notes as of and for the year ended December 31, 2023, which are included in the Annual Report. The December 31, 2023 balance sheet has been derived from the audited financial statements. The results of operations for the interim periods are not necessarily indicative of the results to be expected for a full year, any other interim periods or any future year or period.

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

The following table sets forth the computation of net loss, basic and diluted (in thousands, except share and per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Numerator:
Net loss	$(21,874)	$(21,567)	$(39,291)	$(33,739)
Denominator:
Weighted-average shares of common stock outstanding	33,502,347	2,617,198	29,274,441	2,609,919
Less: Weighted-average shares of common stock subject to repurchase	—	(617,493)	—	(972,296)
Weighted-average shares of common stock outstanding, basic and diluted	33,502,347	1,999,705	29,274,441	1,637,623

Net loss per share attributable to common stockholders, basic and diluted	$(0.65)	$(10.79)	$(1.34)	$(20.60)

The following potentially dilutive securities have been excluded from the computation of diluted weighted-average shares of common stock outstanding, as they would be anti-dilutive:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Series A convertible preferred stock (as converted to common stock)	—	9,861,923	—	9,861,923
Series B convertible preferred stock (as converted to common stock)	—	9,705,383	—	9,705,383
Common stock subject to repurchase	—	1,314,914	—	1,314,914
Stock options	2,669,121	1,556,964	2,669,121	1,556,964
	2,669,121	22,439,184	2,669,121	22,439,184

(e)	Accounting Pronouncements Not Yet Adopted

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

ARRIVENT BIOPHARMA, INC.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

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

The following table presents information about the Company’s financial assets measured at fair value on a recurring basis and indicates the level of the fair value hierarchy utilized to determine such fair values (in thousands):

	June 30, 2024
	Level 1	Level 2	Level 3	Total
Current assets:
Cash equivalents - money market funds	$293,669	$—	$—	$293,669
Total assets measured at fair value	$293,669	$—	$—	$293,669

	December 31, 2023
	Level 1	Level 2	Level 3	Total
Current assets:
Cash equivalents - money market funds	$124,322	$—	$—	$124,322
Total assets measured at fair value	$124,322	$—	$—	$124,322

Money market accounts are highly liquid investments. The pricing information on the Company’s money market account is based on quoted prices in active markets. This approach results in a classification of these securities as Level 1 of the fair value hierarchy.

ARRIVENT BIOPHARMA, INC.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

(5)	Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	June 30,	December 31,
	2024	2023
Research and development	$7,867	$8,450
Professional fees	480	240
Insurance	745	128
Tax credit receivable	750	761
	$9,842	$9,579

(6)	Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	June 30,	December 31,
	2024	2023
Research and development	$5,890	$3,126
Professional fees	90	411
Compensation and related expenses	2,035	3,353
Other accrued expenses	119	62
	$8,134	$6,952

(7)	Commitments and Contingencies

Leases

Operating lease expense was less than $0.1 million for each of the three and six months ended June 30, 2024 and 2023. The Company’s remaining lease term and discount rate for its operating lease as of June 30, 2024 were 1.58 years and 10.0%, respectively.

Future maturities of operating lease liabilities were as follows as of June 30, 2024 (in thousands):

Fiscal year ending:
Remainder of 2024	$84
2025	173
2026	14
Total future minimum payments	271
Less imputed interest	(21)
Present value of lease liabilities	$250

Cash paid for rent expense recorded during the three months ended June 30, 2024 and 2023 was less than $0.1 million. Cash paid for rent expense recorded during the six months ended June 30, 2024 and 2023 was less than $0.1 million.

(8)	Stock-based Compensation

In June 2021, the Company adopted the 2021 Employee, Director and Consultant Equity Incentive Plan, as amended (the “2021 Plan”), that authorized the Company to grant up to 803,564 shares of common stock. In 2022, the Company

ARRIVENT BIOPHARMA, INC.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

amended the 2021 Plan and increased the total number of shares authorized under the Plan to 2,748,818. In January 2024, the Company adopted the 2024 Employee, Director and Consultant Equity Incentive Plan (the “2024 Plan”) that authorized the Company to grant up to 3,900,000 shares of common stock plus any remaining ungranted or forfeited shares from the 2021 Plan. As of June 30, 2024, there were 3,802,245 shares available to be granted. The Company’s stock options vest based on the terms in the awards agreements and generally vest over four years. The Company recorded stock-based compensation expense in the following expense categories in its accompanying statements of operations (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Research and development	$418	$99	$652	$182
General and administrative	348	94	738	177
	$766	$193	$1,390	$359

The following is a summary of stock options activity:

			Weighted
		Weighted	average
		average	remaining	Aggregate
		exercise	contractual	Intrinsic Value
	Options	price	term (years)	(in thousands)
Outstanding as of December 31, 2023	1,683,156	$3.38
Granted	1,023,951	9.54
Exercised	(15,749)	2.85
Forfeited/Expired	(22,237)	16.51
Outstanding as of June 30, 2024	2,669,121	5.64	$7.06	$33,129
Exercisable as of June 30, 2024	646,440	2.61	6.56	9,948
Vested and expected to vest at June 30, 2024	2,669,121	$5.64	$7.06	$33,129

The weighted-average grant-date fair value of options granted in the first six months of 2024 and 2023 were $7.49 and $2.74 per share, respectively. The fair value was estimated using the Black-Scholes option-pricing model based on the following assumptions:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Risk-free interest rate	4.34% - 4.66%	3.50% - 3.68%	3.85% - 4.66%	3.45% - 3.68%
Expected term	6.0 - 6.1 years	6.0 - 6.1 years	5.5 - 6.1 years	6.0 years
Expected volatility	98.6%	89.3% - 89.8%	93.1% - 98.6%	87.0% - 88.0%
Expected dividend yield	—	—	—	—
Estimated fair value of the Company's common stock per share	$15.90 - 20.15	$3.65	$5.85 - 16.14	$3.65

Unrecognized compensation cost for awards not vested as of June 30, 2024 was $9.2 million and will be expensed over a weighted-average period of 2.81 years.

ARRIVENT BIOPHARMA, INC.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

(9)	License and Collaborative Agreements

Allist

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

Upon the achievement of certain clinical, regulatory and commercial milestones using the licensed technology, the Company is obligated to make future milestone payments to Allist. During the six months ended June 30, 2024 and 2023, no clinical milestones were met or achieved. The Company is obligated to make future milestone payments of up to $105.0 million in clinical and regulatory milestones and up to $655.0 million in sales milestones. Furthermore royalties, ranging from high single digit percentages to low mid-teen percentage will be payable on net sales of licensed products in licensed territories.

In connection with the Allist Agreement, in December 2021, the parties also entered into a Joint Clinical Collaboration Agreement (“Clinical Collaboration”) to define the framework under which the parties will cooperate and share costs related to global clinical studies to be conducted jointly by the Company and Allist. During the six months ended June 30, 2024 and 2023, the Company incurred $0.3 million and $1.3 million, respectively, in cost reimbursements to Allist which have been recorded as research and development expense under the Clinical Collaboration. The Company also was entitled to cost reimbursement from Allist of $0.3 million for each of the six months ended June 30, 2024 and 2023, which has been recorded as a reduction of research and development expenses.

Alphamab

In June 2024, the Company entered into a collaboration agreement with Jiangsu Alphamab Biopharmaceuticals Co., Ltd. (“Alphamab”) to discover, develop and commercialize novel antibody drug conjugates (“ADCs”) for the treatment of cancers.

Under the agreement, both companies will leverage Alphamab’s proprietary linker-payload platform and glycan-conjugation technology to identify novel ADCs for oncology indications. The agreement gives the Company exclusive rights to develop and commercialize ADCs globally, except greater China, which includes outside of mainland China, Hong Kong, Macau and Taiwan where Alphamab retains the right to develop and commercialize the ADCs.

The terms of the agreement include combined upfront and potential milestone payments to Alphamab of up to $615.5 million in aggregate for the potential programs, based on the achievement of certain regulatory, development, and sales milestones. In addition, Alphamab is entitled to receive tiered sales royalties from the Company for each ADC product.

Aarvik

In December 2021, the Company entered into a Research Collaboration Agreement, as amended, effective June 30, 2023 (the “Aarvik Collaboration Agreement”), with Aarvik Pharmaceuticals, Inc. (“Aarvik”), under which the Company is required to pay Aarvik up to $3.1 million on statements of work (“SOWs”) and an initiation fee of $0.3 million predefined in the agreement. After the completion of the SOWs, the Company has an exclusive option to license the Aarvik intellectual property, and the option to acquire certain of Aarvik’s intellectual property, after which it is the Company’s sole responsibility to research, develop, manufacture and commercialize any applicable compound and product in the field and territory. If the Company exercises that option, it would be obligated to pay up to $18.0 million per product upon the achievement of certain clinical and regulatory milestone events and up to $80.0 million per product

ARRIVENT BIOPHARMA, INC.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

in commercial milestones. Additionally, the Company would be obligated to pay Aarvik royalties in the mid-single digits based on net sales of licensed products.

The Company incurred $0.8 million and $0.6 million in research and development expenses related to the Aarvik SOWs during the three months ended June 30, 2024 and 2023, respectively. The Company incurred $1.0 million and $0.7 million in research and development expenses related to the Aarvik SOWs during the six months ended June 30, 2024 and 2023, respectively.

On August 9, 2024, the Company entered into an amendment and restatement of the Aarvik Collaboration Agreement (the “Amended and Restated Aarvik Collaboration Agreement”). Under the Amended and Restated Aarvik Collaboration Agreement, Aarvik has granted the Company an exclusive option to obtain exclusive rights to certain of Aarvik’s intellectual property for the research, development, manufacture, use, commercialization, or other exploitation of the ADCs related to (i) the two agreed targets to which the compounds being developed under the collaboration bind, which is referred to as the Target Pair, and (ii) to acquire exclusive rights to certain intellectual property generated during the collaboration. The Company has not yet selected the indication or indications that it would pursue in the collaboration and anticipates doing so in connection with the identification of a lead candidate for IND-enabling studies. Under the Amended and Restated Aarvik Collaboration Agreement, the Company is now required to pay Aarvik a collaboration initiation fee and research fees as provided in the SOWs in an aggregate of up to $4.7 million (based on estimated research fees).

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

We have entered into the Global Technology Transfer and License Agreement (Allist License Agreement), pursuant to which, we have, among other things, secured an exclusive, royalty bearing and sublicensable license under certain intellectual property, including patents and know-how, owned or controlled by Allist to develop and commercialize any product containing firmonertinib or any of its salts or derivatives as an active ingredient of a product, which is led by a joint collaboration committee, comprising of representatives from both Allist and us. Under the Allist License Agreement, we are obligated to pay Allist milestone payments up to an aggregate of $765.0 million upon the achievement of certain development, regulatory and sales milestone events as set forth in the Allist License Agreement. During the six months ended June 30, 2024 and 2023, no clinical milestones were met or achieved. We are also obligated under the Allist License Agreement to pay Allist tiered royalties based on net sales of Licensed Products (as defined in the Allist License Agreement). See “Business — Licenses, Partnerships and Collaborations — Allist Agreements” in our Annual Report.

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

On January 30, 2024, we completed the closing of our initial public offering of 9,722,222 shares of common stock at a price of $18.00 per share. Additionally, the underwriters exercised their option to purchase an additional 1,458,333 shares of common stock at a price of $18.00 per share. The shares of common stock began trading on the Nasdaq Global Market on January 26, 2024, under the symbol “AVBP”. We received net proceeds of $183.2 million, after deducting underwriting discounts and commissions and other offering expenses. In addition, as a result of the closing of our initial public offering, our convertible preferred stock converted into 19,567,306 shares of common stock in January 2024.

We have incurred significant operating losses since our inception and have not yet generated any revenue. Our net losses were $39.3 million and $33.7 million for the six months ended June 30, 2024 and 2023, respectively. As of June 30, 2024, we had an accumulated deficit of $197.1 million. Our net losses may fluctuate significantly from quarter-to-quarter and year-to-year, depending on the timing of our preclinical studies, clinical trials and our expenditures on other research and development activities. We expect to continue to incur losses for the foreseeable future. We anticipate these losses will increase substantially as we:

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

Results of Operations

Comparison of the Three Months Ended June 30, 2024 and 2023

The following table summarizes our results of operations for the three months ended June 30, 2024 and 2023:

	Three Months Ended June 30,
(in thousands)	2024	2023	Change
Operating expenses:
Research and development	$21,778	$20,358	$1,420
General and administrative	3,919	2,226	1,693
Total operating expenses	25,697	22,584	3,113
Operating loss	(25,697)	(22,584)	(3,113)
Interest income	3,823	1,017	2,806
Net loss	$(21,874)	$(21,567)	$(307)

Research and Development

We track outsourced clinical and preclinical costs and other external research and development costs associated with our lead product candidate, firmonertinib, and other discovery-stage programs. We do not track internal research and development costs by product candidate. The following table summarizes our research and development expenses for the three months ended June 30, 2024 and 2023:

	Three Months Ended June 30,
(in thousands)	2024	2023	Change
Firmonertinib:
FURTHER	$3,909	$5,142	$(1,233)
FURVENT	6,996	10,567	(3,571)
FAVOUR	18	619	(601)
Other Firmonertinib costs	520	225	295
Total Firmonertinib	11,443	16,553	(5,110)
Discovery-stage programs	6,201	491	5,710
Personnel-related and other internal costs	4,134	3,314	820
Total research and development expenses	$21,778	$20,358	$1,420

Research and development expenses were $21.8 million and $20.4 million for the three months ended June 30, 2024 and 2023, respectively. The increase of $1.4 million was primarily due to a decrease of $5.1 million related to our lead product candidate, firmonertinib, offset by increases of $5.7 million in preclinical discovery work and $0.8 million in personnel-related costs due to increased headcount. Costs related to firmonertinib decreased as a result of decreased costs related to our FURVENT Phase 3 clinical trial of $3.6 million, a $0.6 million decrease in costs related to our FAVOUR trial, and a $1.2 million decrease in costs related to our FURTHER Phase 1 clinical trial, partially offset by an increase in general firmonertinib costs. Discovery-stage program costs increased due to an up-front payment related to the collaboration with Jiangsu Alphamab Biopharmaceuticals Co., Ltd. (Alphamab).

General and Administrative

General and administrative expenses were $3.9 million and $2.2 million for the three months ended June 30, 2024 and 2023, respectively. The increase of $1.7 million was due primarily to increases of $1.0 million in personnel-related costs, and $0.7 million in insurance, taxes, and outside services.

Interest Income

Interest income was $3.8 million and $1.0 million for the three months ended June 30, 2024 and 2023, respectively. The increase in interest income is due to increased invested balances and increased average market yields.

Comparison of the Six Months Ended June 30, 2024 and 2023

The following table summarizes our results of operations for the six months ended June 30, 2024 and 2023:

	Six Months Ended June 30,
(in thousands)	2024	2023	Change
Operating expenses:
Research and development	$38,753	$30,594	$8,159
General and administrative	7,618	4,162	3,456
Total operating expenses	46,371	34,756	11,615
Operating loss	(46,371)	(34,756)	(11,615)
Interest income	7,080	1,017	6,063
Net loss	$(39,291)	$(33,739)	$(5,552)

Research and Development

We track outsourced clinical and preclinical costs and other external research and development costs associated with our lead product candidate, firmonertinib, and other discovery-stage programs. We do not track internal research and development costs by product candidate. The following table summarizes our research and development expenses for the six months ended June 30, 2024 and 2023:

	Six Months Ended June 30,
(in thousands)	2024	2023	Change
Firmonertinib:
FURTHER	$7,334	$8,248	$(914)
FURVENT	15,300	13,629	1,671
FAVOUR	30	1,009	(979)
Other Firmonertinib costs	1,569	590	979
Total Firmonertinib	24,233	23,476	757
Discovery-stage programs	6,614	700	5,914
Personnel-related and other internal costs	7,906	6,418	1,488
Total research and development expenses	$38,753	$30,594	$8,159

Research and development expenses were $38.8 million and $30.6 million for the six months ended June 30, 2024 and 2023, respectively. The increase of $8.2 million was primarily due to an increase of $0.8 million related to our lead product candidate, firmonertinib, an increase of $1.5 million in personnel-related costs due to increased headcount, and an increase of $5.9 million in preclinical discovery work. Costs related to firmonertinib increased as a result of increased costs related to our FURVENT Phase 3 clinical trial of $1.7 million, a $1.0 million increase in other general firmonertinib costs, offset by a $0.9 million decrease in costs related to our FURTHER Phase 1 clinical trial, and a decrease of $1.0 million related to our FAVOUR trial.

General and Administrative

General and administrative expenses were $7.6 million and $4.2 million for the six months ended June 30, 2024 and 2023, respectively. The increase of $3.5 million was due primarily to increases of $1.6 million in personnel-related costs, $0.9 million in outside services, and $1.0 million in software, insurance, and taxes.

Interest Income

Interest income was $7.1 million and $1.0 million for the six months ended June 30, 2024 and 2023, respectively. The increase in interest income is due to increased invested balances and increased average market yields.

Liquidity and Capital Resources

Sources of Liquidity

We have previously funded our operations primarily through the private placement of convertible preferred stock and our initial public offering of common stock. To date, we have raised gross proceeds of $305.0 million from the issuance of convertible preferred stock. Additionally, in the first quarter of 2024, we completed our initial public offering of 11,180,555 shares of our common stock at a price to the public of $18.00 per share, including the exercise in full by the underwriters of their option to purchase 1,458,333 additional shares of our common stock for aggregate proceeds of $183.2 million, net of underwriting discounts, commissions and other offering expenses. As of June 30, 2024, we had cash and cash equivalents of $298.7 million.

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

We believe that our existing cash and cash equivalents as of June 30, 2024 will be sufficient to meet our anticipated cash requirements into 2026. However, our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially. We have based this estimate on assumptions that may prove to be wrong, and we could deplete our capital resources sooner than we expect.

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

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Six Months Ended June 30,
(in thousands)	2024	2023
Net cash (used in) provided by:
Operating activities	$(37,715)	$(25,487)
Investing activities	—	(25,000)
Financing activities	185,995	44,949
Net increase in cash and cash equivalents	$148,280	$(5,538)

Operating Activities

Net cash used in operating activities was $37.7 million for the six months ended June 30, 2024 reflecting our net loss of $39.3 million, offset by $1.4 million in stock-based compensation and a $0.2 million net decrease in our operating assets and liabilities attributable to the timing in which we pay our vendors for research and development activities.

Net cash used in operating activities was $25.5 million for the six months ended June 30, 2023 reflecting our net loss of $33.7 million, offset by $0.4 million in stock-based compensation, and a $7.8 million net decrease in our operating assets and liabilities attributable to the timing in which we pay our vendors for research and development activities.

Investing Activities

No net cash was provided by investing activities for the six months ended June 30, 2024. Net cash used by investing activities was $25.0 million for the six months ended June 30, 2023. This was attributable to the purchase of short-term investments.

Financing Activities

Net cash provided by financing activities was $186.0 million for the six months ended June 30, 2024, due to the net proceeds from our initial public offering.

Net cash provided by financing activities was $45.0 million for the six months ended June 30, 2023, primarily due to the issuance of Series B convertible preferred stock.

Contractual Obligations and Commitments

We enter into contracts in the normal course of business with third-party CROs and clinical trial sites for our clinical trials, and with supply vendors for other services and products for operating purposes. These contracts generally provide for termination after a notice period, and, therefore, are cancelable contracts. We have leases for office space in Gaithersburg, Virginia and Burlingame, California that extend through January 2025 and January 2026, respectively. Amounts related to future lease payments as of June 30, 2024 totaled $0.2 million, to be paid within the next 12 months.

As of June 30, 2024, except for the operating leases, we did not have any long-term obligations, capital lease obligations, purchase obligations or long-term liabilities.

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

There have been no changes to our critical accounting policies from those described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Significant Judgments and Use of Estimates” included in the Annual Report.

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

We will remain an emerging growth company until the earliest of (i) the last day of the fiscal year following the fifth anniversary of the consummation of our initial public offering, (ii) the last day of the fiscal year in which we have total annual gross revenue of at least $1.235 billion, (iii) the last day of the fiscal year in which we are deemed to be a “large accelerated filer” as defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended (Exchange Act), which would occur if, among other factors, the market value of our common stock held by non-affiliates exceeded $700.0 million as of the last business day of the second fiscal quarter of such year (subject to certain conditions) or (iv) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2024. As of June 30, 2024, our disclosure controls and procedures were not effective as a result of our material weaknesses in our internal control over financial reporting. You should read this description of our controls and procedures together with “Item 9A. Controls and Procedures” included in our Annual Report on Form 10-K, which was filed with the SEC on March 28, 2024

However, our management, including our Chief Executive Officer and our Chief Financial Officer, has concluded that, notwithstanding the identified material weaknesses in our internal control over financial reporting, the financial statements in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with U.S. GAAP.

Changes in Internal Control Over Financial Reporting

Other than the material weakness remediation activities described below, there were no changes in our internal control over financial reporting, as identified in connection with evaluation required by Rules 13a-15(e) and 15d-15(e) under the Exchange Act, that occurred during the three months ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

During the three months ended June 30, 2024, we have taken steps of implementing our remediation plans with respect to the material weaknesses identified in our internal control over financial reporting. Specifically, with the oversight of senior management and our audit committee, we have hired our Chief Financial Officer, and begun implementing processes and controls to address the material weaknesses. We have increased the number of resources (internal and third-party) dedicated to our accounting and finance team, including personnel with additional knowledge, experience, and training, to ensure we have adequate staff, to segregate key duties, and to comply with company policies and procedures. We have also engaged a third-party provider to help us assess and improve our internal controls in preparation for compliance with Sarbanes-Oxley. Additionally, we continue to make progress on implementing written policies and implementing process level and management review controls for our manual journal entries. However, we cannot assure you that we will be successful in remediating the material weaknesses we identified or that our internal control over financial reporting, as modified, will enable us to identify or avoid material weaknesses in the future.

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

None.

b)	Use of Proceeds from Public Offering of Common Stock

On January 25, 2024, our registration statement on Form S-1 (File No 333-276397) relating to our initial public offering of common stock was declared effective by the SEC. Upon the closing of the initial public offering, we issued

11,180,555 shares of common stock (including the exercise in full by the underwriters of their option to purchase an additional 1,458,333 shares of common stock) at a public offering price of $18.00 per share. We received net proceeds from the initial public offering of $183.2 million, after deducting underwriting discounts and commissions and other offering expenses. None of the expenses associated with our initial public offering were paid to directors, officers, persons owning 10% or more of any class of equity securities, or to our affiliates.

There has been no material change in the planned use of proceeds from the initial public offering from that described in the prospectus filed with the SEC pursuant to Rule 424(b)(4) under the Securities Act on January 26, 2024.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

Rule 10b5-1 Trading Plans

During the fiscal quarter ended June 30, 2024, none of our directors or executive officers adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement” as defined in Item 408(c) of Regulation S-K.

Aarvik Amendment

As previously reported in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 (the “2023 Annual Report”), on December 21, 2021, we entered into a Research Collaboration Agreement, as amended effective June 30, 2023 (the “Aarvik Collaboration”), with Aarvik Therapeutics, Inc. (“Aarvik”), pursuant to which we and Aarvik agreed to collaborate on the discovery and characterization of novel antibody drug conjugates (ADCs) with a goal to identify ADCs that may be suitable for further development by us in accordance with the applicable statements of work (each a “SOW”, and collectively, the “SOWs”) until the completion of all activities in accordance with the applicable SOWs (collectively, the “Aarvik Collaboration Agreement”).

On August 9, 2024, we entered into an amendment and restatement of the Aarvik Collaboration (the “Amended and Restated Aarvik Collaboration Agreement”). Under the Amended and Restated Aarvik Collaboration Agreement, Aarvik has granted us an exclusive option (the “Option”) to obtain exclusive rights to certain of Aarvik’s intellectual property for the research, development, manufacture, use, commercialization, or other exploitation of the ADCs related to (i) the two agreed targets to which the compounds being developed under the Aarvik Collaboration bind, which we refer to as the Target Pair, and (ii) to acquire exclusive rights to certain intellectual property generated during the Aarvik Collaboration. We have not yet selected the indication or indications that we would pursue in the collaboration and anticipate doing so in connection with the identification of a lead candidate for IND-enabling studies. Under the Aarvik Collaboration Agreement, we are now required to pay Aarvik a collaboration execution fee and research fees as provided in the SOWs in an aggregate of up to $4.7 million (based on estimated research fees).

Other than the preceding disclosure, no other disclosure reported in the Annual Report under the section titled “Item 1. Business – Licenses, Partnerships and Collaborations – Aarvik Research Collaboration Agreement” is amended hereby. The foregoing description of the Amended and Restated Aarvik Collaboration Agreement does not purport to be complete and is qualified in its entirety by reference to the full text of the Amended and Restated Aarvik Collaboration Agreement, a copy of which will be filed with our Quarterly Report on Form 10-Q for the quarter ending September 30, 2024.

Item 6. Exhibits

Exhibit Number	Description of Exhibit
3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K (File No. 001-41929) filed with the SEC on January 30, 2024).
3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 of the Registrant’s Current Report on Form 8-K (File No. 001-41929) filed with the SEC on January 30, 2024).
10.1#*	Research and Collaboration Agreement Between Jiangsu Alphamab Biopharmaceuticals Co., Ltd and Arrivent Biopharma, Inc.
31.1*	Certification of Chief Executive Officer Pursuant to Rule 13a-15(e) or Rule 15d-15(e) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-15(e) or Rule 15d-15(e) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer of Periodic Report Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer of Periodic Report Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Schema Document.
101.CAL	XBRL Calculation Linkbase Document.
101.DEF	XBRL Definition Linkbase Document.
101.LAB	XBRL Label Linkbase Document.
101.PRE	XBRL Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101).
*	Filed with this Quarterly Report on Form 10-Q.
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

ARRIVENT BIOPHARMA, INC.

Date: August 14, 2024	By:	/s/ Zhengbin (Bing) Yao, Ph.D.
Zhengbin (Bing) Yao, Ph.D.
Chairman, President and Chief Executive Officer
(principal executive officer)

Date: August 14, 2024	By:	/s/ Winston Kung, MBA
Winston Kung, MBA
Chief Financial Officer and Treasurer
(principal financial officer and principal accounting officer)