Form 10-Q
period 2024-09-30
ArriVent BioPharma, Inc.
filed 2024-11-14
CIK 1868279

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

The number of outstanding shares of the registrant’s common stock as of November 12, 2024 was 33,697,161.

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

You should read this Quarterly Report and the documents that we reference in this Quarterly Report and have filed with the Securities and Exchange Commission as exhibits to this Quarterly Report with the understanding that our actual future results, levels of activity, performance, and events and circumstances may be materially different from what we expect.

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

ARRIVENT BIOPHARMA, INC.

BALANCE SHEETS

(in thousands, except share and per share data)

(Unaudited)

	September 30,	December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$282,855	$150,389
Prepaid expenses and other current assets	9,543	9,579
Total current assets	292,398	159,968
Right of use assets – operating leases	187	291
Deferred offering costs	—	2,732
Other assets	126	107
Total assets	$292,711	$163,098

Liabilities, Convertible Preferred Stock and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$4,646	$4,532
Accrued expenses	10,359	6,952
Operating lease liabilities	157	140
Total current liabilities	15,162	11,624
Operating lease liabilities, net of current amount	56	177
Total liabilities	15,218	11,801

Commitments and contingencies (Note 7)

Series A convertible preferred stock $0.0001 par value, 150,000,000 shares authorized; 150,000,000 shares issued and outstanding at December 31, 2023	—	149,865
Series B convertible preferred stock $0.0001 par value, 147,619,034 shares authorized; 147,619,034 shares issued and outstanding at December 31, 2023	—	154,625

Stockholders’ equity (deficit):
Preferred stock $0.0001 par value, 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock $0.0001 par value, 200,000,000 shares authorized; 33,694,355 and 2,745,480 shares issued and outstanding at September 30, 2024 and December 31, 2023, respectively	3	—
Additional paid-in capital	495,190	4,652
Accumulated deficit	(217,700)	(157,845)
Total stockholders’ equity (deficit)	277,493	(153,193)
Total liabilities, convertible preferred stock and stockholders’ equity	$292,711	$163,098

See accompanying notes to unaudited interim financial statements.

ARRIVENT BIOPHARMA, INC.

STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Operating expenses:
Research and development	$20,088	$14,280	$58,841	$44,874
General and administrative	4,144	2,436	11,762	6,598
Total operating expenses	24,232	16,716	70,603	51,472
Operating loss	(24,232)	(16,716)	(70,603)	(51,472)
Interest income	3,668	2,315	10,748	3,332
Net loss	$(20,564)	$(14,401)	$(59,855)	$(48,140)

Share information:
Net loss per share attributable to common stockholders, basic and diluted	$(0.61)	$(5.52)	$(1.95)	$(24.69)
Weighted-average shares of common stock outstanding, basic and diluted	33,581,810	2,607,192	30,720,711	1,949,597

See accompanying notes to unaudited interim financial statements.

ARRIVENT BIOPHARMA, INC.

STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

(in thousands, except share and per share data)

(Unaudited)

	Series A		Series B					Additional
	convertible preferred stock		convertible preferred stock		Common stock		Subscriptions	paid-in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	receivable	capital	deficit	Total
Balance January 1, 2024	150,000,000	$149,865	147,619,034	$154,625	2,745,480	$—	$—	$4,652	$(157,845)	$(153,193)
Issuance of common stock in initial public offering, net of issuance costs of $18,032	—	—	—	—	11,180,555	1	—	183,216	—	183,217
Conversion of convertible preferred stock into common stock	(150,000,000)	(149,865)	(147,619,034)	(154,625)	19,567,306	2	—	304,488	—	304,490
Exercise of stock options	—	—	—	—	409	—	—	1	—	1
Stock-based compensation expense	—	—	—	—	—	—	—	625	—	625
Net loss	—	—	—	—	—	—	—	—	(17,417)	(17,417)
Balance, March 31, 2024	—	—	—	—	33,493,750	3	—	492,982	(175,262)	317,723
Exercise of stock options	—	—	—	—	15,340	—	—	44	—	44
Stock-based compensation expense	—	—	—	—	—	—	—	766	—	766
Net loss	—	—	—	—	—	—	—	—	(21,874)	(21,874)
Balance, June 30, 2024	—	—	—	—	33,509,090	3	—	493,792	(197,136)	296,659
Exercise of stock options	—	—	—	—	185,265	—	—	532	—	532
Stock-based compensation expense	—	—	—	—	—	—	—	866	—	866
Net loss	—	—	—	—	—	—	—	—	(20,564)	(20,564)
Balance, September 30, 2024	—	$—	—	$—	33,694,355	$3	$—	$495,190	$(217,700)	$277,493

See accompanying notes to unaudited interim financial statements.

ARRIVENT BIOPHARMA, INC.

STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

(in thousands, except share and per share data)

(Unaudited)

	Series A		Series B					Additional
	convertible preferred stock		convertible preferred stock		Common stock		Subscriptions	paid-in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	receivable	capital	deficit	Total
Balance January 1, 2023	150,000,000	$149,865	104,761,894	$109,706	2,597,738	$—	$—	$3,403	$(88,512)	$(85,109)
Issuance of Series B convertible preferred stock at $1.05 per share, net of issuance costs of $57	—	—	42,857,140	44,943	—	—	—	—	—	—
Exercise of stock options	—	—	—	—	11,417	—	—	26	—	26
Stock-based compensation expense	—	—	—	—	—	—	—	166	—	166
Net loss	—	—	—	—	—	—	—	—	(12,172)	(12,172)
Balance, March 31, 2023	150,000,000	149,865	147,619,034	154,649	2,609,155	—	—	3,595	(100,684)	(97,089)
Issuance costs of Series B convertible preferred stock	—	—	—	(24)	—	—	—	—	—	—
Repurchase of common stock	—	—	—	—	(7,387)	—	—	—	—	—
Exercise of stock options	—	—	—	—	1,647	—	—	4	—	4
Stock-based compensation expense	—	—	—	—	—	—	—	193	—	193
Net loss	—	—	—	—	—	—	—	—	(21,567)	(21,567)
Balance, June 30, 2023	150,000,000	149,865	147,619,034	154,625	2,603,415	—	—	3,792	(122,251)	(118,459)
Exercise of stock options	—	—	—	—	63,714	—	(106)	145	—	39
Stock-based compensation expense	—	—	—	—	—	—	—	217	—	217
Net loss	—	—	—	—	—	—	—	—	(14,401)	(14,401)
Balance, September 30, 2023	150,000,000	$149,865	147,619,034	$154,625	2,667,129	$—	$(106)	$4,154	$(136,652)	$(132,604)

See accompanying notes to unaudited interim financial statements.

ARRIVENT BIOPHARMA, INC.

STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Nine Months Ended
	September 30,
	2024	2023
Cash flows from operating activities:
Net loss	$(59,855)	$(48,140)
Adjustment to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	2,256	576
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	36	5,630
Other assets	(19)	—
Accounts payable	114	1,084
Accrued expenses	3,406	(79)
Operating lease liabilities	2	—
Net cash used in operating activities	(54,060)	(40,929)
Cash flows from investing activities:
Purchase of short-term investments	—	(25,000)
Net cash used in investing activities	—	(25,000)
Cash flows from financing activities:
Proceeds from issuance of common stock in an initial public offering, net of issuance costs	185,950	—
Proceeds from the exercise of stock options	576	69
Proceeds from the sale of Series B convertible preferred stock, net of issuance costs	—	44,919
Payment of deferred offering costs	—	(1,072)
Net cash provided by financing activities	186,526	43,916

Net increase (decrease) in cash and cash equivalents	132,466	(22,013)
Cash and cash equivalents at beginning of the period	150,389	163,372
Cash and cash equivalents at end of the period	$282,855	$141,359

Supplemental disclosures of non-cash financing and investing activities
Deferred offering costs in accounts payable	$—	$820
Deferred offering costs transferred to additional paid in capital	2,733	—

See accompanying notes to unaudited interim financial statements.

ARRIVENT BIOPHARMA, INC.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

(1)	Background

ArriVent BioPharma, Inc., a Delaware Corporation (the “Company”), founded on April 14, 2021, is a clinical-stage biopharmaceutical company focused on identifying, licensing and globalizing top biopharma innovations from around the world to deliver important medicines to patients. In June 2021, the Company entered into a license agreement with Shanghai Allist Pharmaceuticals Co. Ltd. (“Allist”) which granted the Company an exclusive license under certain intellectual property owned or controlled by Allist to develop, manufacture and commercialize any product containing firmonertinib or any of its derivatives as an active ingredient, for all uses, in all countries and territories other than greater China, which includes mainland China, Hong Kong, Macau and Taiwan (See Note 9). The Company’s lead development candidate, firmonertinib, is a third-generation tyrosine kinase inhibitor currently being evaluated in multiple clinical trials across a range of epidermal growth factor receptor (“EGFR”) mutations in non-small cell lung cancer, many for which there are limited treatment options.

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

The Company has incurred losses since inception and has an accumulated deficit of $217.7 million as of September 30, 2024. The Company anticipates incurring additional losses until such time, if ever, that it can generate significant sales from its product candidates currently in development. Management believes that cash and cash equivalents of $282.9 million as of September 30, 2024 are sufficient to sustain planned operations through at least twelve months from the issuance date of these financial statements.

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

ARRIVENT BIOPHARMA, INC.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

In the opinion of management, the accompanying interim financial statements include all the normal and recurring adjustments (which consist primarily of accruals, estimates, and assumptions that impact financial statements) considered necessary to present fairly the Company’s financial position as of September 30, 2024 and its results of operations for the three and nine months ended September 30, 2024 and 2023. Certain information and disclosures normally included in the annual financial statements prepared in accordance with GAAP, but that is not required for interim reporting purposes, have been condensed or omitted. These interim financial statements should be read in conjunction with the audited financial statements and related notes as of and for the year ended December 31, 2023, which are included in the Annual Report. The December 31, 2023 balance sheet has been derived from the audited financial statements. The results of operations for the interim periods are not necessarily indicative of the results to be expected for a full year, any other interim periods or any future year or period.

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

The following table sets forth the computation of net loss, basic and diluted (in thousands, except share and per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Numerator:
Net loss	$(20,564)	$(14,401)	$(59,855)	$(48,140)
Denominator:
Weighted-average shares of common stock outstanding	33,581,810	2,607,192	30,720,711	2,603,861
Less: Weighted-average shares of common stock subject to repurchase	—	—	—	(654,264)
Weighted-average shares of common stock outstanding, basic and diluted	33,581,810	2,607,192	30,720,711	1,949,597

Net loss per share attributable to common stockholders, basic and diluted	$(0.61)	$(5.52)	$(1.95)	$(24.69)

The following potentially dilutive securities have been excluded from the computation of diluted weighted-average shares of common stock outstanding, as they would be anti-dilutive:

	Nine Months Ended
	September 30,
	2024	2023
Series A convertible preferred stock (as converted to common stock)	—	9,861,923
Series B convertible preferred stock (as converted to common stock)	—	9,705,383
Stock options	2,527,417	1,777,093
	2,527,417	21,344,399

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

ARRIVENT BIOPHARMA, INC.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

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

In November 2024, the FASB issued ASU 2024-03 Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures: Disaggregation of Income Statement Expenses.  This standard requires the disclosure of more detailed information about the types of expenses in commonly presented expense captions, such as research and development, and general and administrative expenses. This standard will be effective for annual periods beginning after December 15, 2026 and interim periods beginning after December 15, 2027 and may be applied either prospectively or retrospectively. The Company is currently evaluating the impact that this standard may have on its financial statements.

(f)	Reverse Stock Split

On January 23, 2024, the Company filed an amendment to its Articles of Incorporation and effected a 15.21-for-1 reverse stock split of its issued and outstanding shares of common stock. All common stock share and per-share amounts presented in the financial statements and related notes have been retroactively adjusted to reflect the reverse stock split.

(g) License and Collaboration Agreements

The Company analyzes its license and collaborative agreements to assess whether they are within the scope of ASC 808, Collaborative Arrangements (“ASC 808”) to determine whether such arrangements involve joint operating activities performed by parties that are both active participants in the activities and exposed to significant risks and rewards that are dependent on the commercial success of such activities. To the extent the arrangement is within the scope of ASC 808, the Company assesses whether aspects of the arrangement are within the scope of other accounting literature. If the Company concludes that some or all aspects of the arrangement represent a transaction with a customer, it accounts for those aspects of the arrangement within the scope of ASC 606, Revenue from Contracts with Customers. None of the license and collaborative agreements discussed in Note 9 represent transactions with customers.

If the Company concludes that some or all aspects of the arrangement are within the scope of ASC 808 and do not represent a transaction with a customer, it recognizes costs incurred as a component of the related expense in the period incurred. The arrangements may also require the Company to make payments on achievement of certain milestones, including clinical, regulatory, and development milestones. Clinical, regulatory, and development milestones are recognized as research and development expense only when such milestones are deemed probable of being achieved.

ARRIVENT BIOPHARMA, INC.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

(4)	Fair Value Measurements

The following table presents information about the Company’s financial assets measured at fair value on a recurring basis and indicates the level of the fair value hierarchy utilized to determine such fair values (in thousands):

	September 30, 2024
	Level 1	Level 2	Level 3	Total
Current assets:
Cash equivalents - money market funds	$277,855	$—	$—	$277,855
Total assets measured at fair value	$277,855	$—	$—	$277,855

	December 31, 2023
	Level 1	Level 2	Level 3	Total
Current assets:
Cash equivalents - money market funds	$124,322	$—	$—	$124,322
Total assets measured at fair value	$124,322	$—	$—	$124,322

Money market accounts are highly liquid investments. The pricing information on the Company’s money market account is based on quoted prices in active markets. This approach results in a classification of these securities as Level 1 of the fair value hierarchy.

(5)	Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	September 30,	December 31,
	2024	2023
Research and development	$7,902	$8,450
Professional fees	684	240
Insurance	457	128
Tax credit receivable	500	761
	$9,543	$9,579

(6)	Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	September 30,	December 31,
	2024	2023
Research and development	$6,835	$3,126
Professional fees	229	411
Compensation and related expenses	3,157	3,353
Other accrued expenses	138	62
	$10,359	$6,952

ARRIVENT BIOPHARMA, INC.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

(7)	Commitments and Contingencies

Leases

Operating lease expense was less than $0.1 million for the three months ended September 30, 2024 and 2023, respectively. Operating lease expense was $0.1 million and less than $0.1 million for the nine months ended September 30, 2024 and 2023, respectively. The Company’s remaining lease term and discount rate for its operating lease as of September 30, 2024 were 1.25 years and 10.0%, respectively.

Future maturities of operating lease liabilities were as follows as of September 30, 2024 (in thousands):

Fiscal year ending:
Remainder of 2024	$42
2025	173
2026	14
Total future minimum payments	229
Less imputed interest	(16)
Present value of lease liabilities	$213

Cash paid for rent expense recorded during the three months ended September 30, 2024 and 2023 was less than $0.1 million. Cash paid for rent expense recorded during the nine months ended September 30, 2024 and 2023 was $0.1 million and less than $0.1 million, respectively.

(8)	Stock-based Compensation

In June 2021, the Company adopted the 2021 Employee, Director and Consultant Equity Incentive Plan, as amended (the “2021 Plan”), that authorized the Company to grant up to 803,564 shares of common stock. In 2022, the Company amended the 2021 Plan and increased the total number of shares authorized under the Plan to 2,748,818. In January 2024, the Company adopted the 2024 Employee, Director and Consultant Equity Incentive Plan (the “2024 Plan”) that authorized the Company to grant up to 3,900,000 shares of common stock plus any remaining ungranted or forfeited shares from the 2021 Plan. As of September 30, 2024, there were 3,758,647 shares available to be granted. The Company’s stock options vest based on the terms in the awards agreements and generally vest over four years. The Company recorded stock-based compensation expense in the following expense categories in its accompanying statements of operations (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Research and development	$315	$108	$968	$291
General and administrative	550	108	1,289	285
	$866	$216	$2,256	$576

ARRIVENT BIOPHARMA, INC.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

The following is a summary of stock options activity:

			Weighted
		Weighted	average
		average	remaining	Aggregate
		exercise	contractual	Intrinsic Value
	Options	price	term (years)	(in thousands)
Outstanding as of December 31, 2023	1,683,156	$3.38
Granted	1,121,170	10.83
Exercised	(201,014)	2.97
Forfeited/Expired	(75,895)	7.29
Outstanding as of September 30, 2024	2,527,417	6.60	$8.52	$42,866
Exercisable as of September 30, 2024	630,058	2.97	7.63	12,933
Vested and expected to vest at September 30, 2024	2,527,417	$6.60	$8.52	$42,866

The weighted-average grant-date fair value of options granted in the first nine months of 2024 and 2023 were $8.53 and $3.50 per share, respectively. The fair value was estimated using the Black-Scholes option-pricing model based on the following assumptions:

Nine Months Ended
September 30,
	2024	2023
Risk-free interest rate	3.69% - 4.66%	3.45% - 4.46%
Expected term	5.5 - 6.1 years	6.0 years
Expected volatility	93.1% - 98.6%	87.0% - 89.5%
Expected dividend yield	—	—
Estimated fair value of the Company's common stock per share	$5.85 - 20.79	$3.65 - 6.24

Unrecognized compensation cost for awards not vested as of September 30, 2024 was $10.0 million and will be expensed over a weighted-average period of 2.69 years.

(9)	License and Collaborative Agreements

Allist

In June 2021, the Company entered into a Global Technology Transfer and License Agreement with Allist (“Allist Agreement”). Pursuant to the Allist Agreement, the Company was granted an exclusive license under certain intellectual property to develop, manufacture and commercialize certain licensed products in the field in the licensed territory. Upon execution of the Allist Agreement, the Company paid Allist a non-refundable cash payment of $40.0 million and issued 1,276,250 shares of its common stock.

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

In connection with the Allist Agreement, in December 2021, the parties also entered into a Joint Clinical Collaboration Agreement (“Clinical Collaboration”) to define the framework under which the parties will cooperate and share costs related to global clinical studies to be conducted jointly by the Company and Allist. During the nine months

ARRIVENT BIOPHARMA, INC.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

ended September 30, 2024 and 2023, the Company incurred $0.5 million and $1.4 million, respectively, in cost reimbursements to Allist which have been recorded as research and development expense under the Clinical Collaboration. The Company also was entitled to cost reimbursement from Allist of $0.3 million for each of the nine months ended September 30, 2024 and 2023, which has been recorded as a reduction of research and development expenses. During the nine months ended September 30, 2024 and 2023, no milestones were met or achieved, or were probable of achievement.

Alphamab

In June 2024, the Company entered into a collaboration agreement with Jiangsu Alphamab Biopharmaceuticals Co., Ltd. (“Alphamab”) to discover, develop and commercialize novel antibody drug conjugates (“ADCs”) for the treatment of cancers.

Under the agreement, both companies seek to leverage Alphamab’s proprietary linker-payload platform and glycan-conjugation technology to identify novel ADCs for oncology indications. The agreement gives the Company exclusive rights to develop and commercialize ADCs globally, except greater China, which includes mainland China, Hong Kong, Macau and Taiwan where Alphamab retains the right to develop and commercialize the ADCs.

The terms of the agreement include combined upfront and potential milestone payments to Alphamab of up to $615.5 million in aggregate for the potential programs, based on the achievement of certain regulatory, development, and sales milestones. In addition, Alphamab is entitled to receive tiered sales royalties from the Company for each ADC product

The upfront payment was recorded to research and development expense during the three-month period ending June 30, 2024. No milestones have been met or achieved, or are probable of achievement, since the inception of the agreement.

Aarvik

In December 2021, the Company entered into a Research Collaboration Agreement, as amended, effective June 30, 2023 (the “Aarvik Collaboration Agreement”), with Aarvik Pharmaceuticals, Inc. (“Aarvik”), under which the Company is required to pay Aarvik up to $3.1 million on statements of work (“SOWs”) and an initiation fee of $0.3 million predefined in the Aarvik Collaboration Agreement. After the completion of the SOWs, the Company has an exclusive option to license the Aarvik intellectual property, and the option to acquire certain of Aarvik’s intellectual property, after which it is the Company’s sole responsibility to research, develop, manufacture and commercialize any applicable compound and product in the field and territory. If the Company exercises that option, it would be obligated to pay up to $18.0 million per product upon the achievement of certain clinical and regulatory milestone events and up to $80.0 million per product in commercial milestones. Additionally, the Company would be obligated to pay Aarvik royalties in the mid-single digits based on net sales of licensed products.

On August 9, 2024, the Company entered into an amendment and restatement of the Aarvik Collaboration Agreement (the “Amended and Restated Aarvik Collaboration Agreement”). Under the Amended and Restated Aarvik Collaboration Agreement, Aarvik granted the Company an exclusive option to obtain exclusive rights to certain of Aarvik’s intellectual property for the research, development, manufacture, use, commercialization, or other exploitation of the ADCs related to (i) the two agreed targets to which the compounds being developed under the collaboration bind, which is referred to as the Target Pair, and (ii) the acquisition of exclusive rights to certain intellectual property generated during the collaboration. The Company has not yet selected the indication or indications that it would pursue in the collaboration and anticipates doing so in connection with the identification of a lead candidate for IND-enabling studies. Under the Amended and Restated Aarvik Collaboration Agreement, the Company is required to pay Aarvik a collaboration initiation fee and research fees as provided in the SOWs in an aggregate of up to $4.7 million (based on estimated research fees).

ARRIVENT BIOPHARMA, INC.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

The Company incurred $1.7 million and $0.4 million in research and development expenses related to the Aarvik SOWs during the three months ended September 30, 2024 and 2023, respectively. The Company incurred $2.7 million and $1.1 million in research and development expenses related to the Aarvik SOWs during the nine months ended September 30, 2024 and 2023, respectively. With the exception of a $1.0 million payment to exercise an option which was recorded to research and development expense during the three month period ending September 30, 2024, no milestones have been met or achieved since the inception of the Aarvik Collaboration Agreement.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations together with our interim financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and the audited financial information and the notes thereto included in our Annual Report on Form 10-K for fiscal year ended December 31, 2023, which was filed with the Securities and Exchange Commission (SEC) on March 28, 2024 (Annual Report). Some of the information contained in this discussion and analysis or set forth elsewhere, including information with respect to our plans and strategy for our business and related financing, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in the “Risk Factors” sections of this Quarterly Report on Form 10-Q as well as our Annual Report, our actual results could differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. You should carefully read the “Risk Factors” sections of this Quarterly Report on Form 10-Q and our Annual Report to gain an understanding of the important factors that could cause actual results to differ materially from our forward-looking statements. Please also see the section titled “Special Note Regarding Forward-Looking Statements” included elsewhere in this Quarterly Report on Form 10-Q. Investors and others should note that we routinely use the Investor Relations section of our website to announce material information to investors and the marketplace. While not all of the information that we post on the Investor Relations section of our website is of a material nature, some information could be deemed to be material. Accordingly, we encourage investors, the media, and others interested in us to review the information that we share on the Investors section of our website, https://ir.arrivent.com/.

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

As one of the most prevalent cancers in the world, lung cancer imposes a significant global burden on human health, and EGFRm NSCLC represents a significant proportion of those affected. Despite progress in the therapeutic landscape for EGFRm NSCLC, many patients, particularly those with uncommon mutations, such as exon 20 insertions or PACC mutations, are underserved by existing treatments. In an interim data readout from the FAVOUR trial of firmonertinib in first-line patients with locally advanced or metastatic EGFRm NSCLC with exon 20 insertion mutations, 79% of patients (n=22 out of 28 patients) were observed to experience a reduction in tumor size of at least 30% from the baseline in a patient without evidence of progression as measured by blinded independent central review utilizing Response Evaluation Criteria in Solid Tumors (RECIST) 1.1 criteria, which measurement of reduction is the threshold in this trial for a partial response and for inclusion in determination of the overall response rate (ORR), which is the primary endpoint of this trial. In the same interim data readout, those 79% of patients were observed to experience a 15.2-month median duration of response (DOR). Interim results may not be indicative of final results; however, we believe these interim clinical results underscore firmonertinib’s potential in patients whose tumors contain an uncommon EGFRm.

In September 2024, we announced positive interim proof-of-concept data from the FURTHER trial of firmonertinib in first-line patients with locally advanced or metastatic EGFRm NSCLC with PACC mutations. In this interim readout, 64% of patients (n=14 out of 22 patients) were observed to experience a reduction in tumor size of at least 30% from the baseline in a patient without evidence of progression as measured by RECIST 1.1 criteria, which measurement of reduction is the threshold in this trial for a partial response and for inclusion in determination of the ORR, which is the primary endpoint of this trial. Median DOR had not yet been reached, with 90.9% (n=20/22) of patients with confirmed responses remaining on study. Interim results may not be indicative of final results; however, we believe these interim clinical results underscore firmonertinib’s potential in patients whose tumors contain an uncommon EGFRm.

We entered into the Global Technology Transfer and License Agreement (Allist License Agreement), pursuant to which, we have, among other things, secured an exclusive, royalty bearing and sublicensable license under certain intellectual property, including patents and know-how, owned or controlled by Allist to develop and commercialize any product containing firmonertinib or any of its salts or derivatives as an active ingredient of a product, which is led by a joint collaboration committee, comprising of representatives from both Allist and us. Under the Allist License Agreement, we are obligated to pay Allist milestone payments up to an aggregate of $765.0 million upon the achievement of certain development, regulatory and sales milestone events as set forth in the Allist License Agreement. During the nine months ended September 30, 2024 and 2023, no milestones were met or achieved. We are also obligated under the Allist License Agreement to pay Allist tiered royalties based on net sales of Licensed Products (as defined in the Allist License Agreement). See “Business — Licenses, Partnerships and Collaborations — Allist Agreements” in our Annual Report.

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

We have incurred significant operating losses since our inception and have not yet generated any revenue. Our net losses were $59.9 million and $48.1 million for the nine months ended September 30, 2024 and 2023, respectively. As of September 30, 2024, we had an accumulated deficit of $217.7 million. Our net losses may fluctuate significantly from quarter-to-quarter and year-to-year, depending on the timing of our preclinical studies, clinical trials and our expenditures on other research and development activities. We expect to continue to incur losses for the foreseeable future. We anticipate these losses will increase substantially as we:

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

Results of Operations

Comparison of the Three Months Ended September 30, 2024 and 2023

The following table summarizes our results of operations for the three months ended September 30, 2024 and 2023:

	Three Months Ended September 30,
(in thousands)	2024	2023	Change
Operating expenses:
Research and development	$20,088	$14,280	$5,808
General and administrative	4,144	2,436	1,708
Total operating expenses	24,232	16,716	7,516
Operating loss	(24,232)	(16,716)	(7,516)
Interest income	3,668	2,315	1,353
Net loss	$(20,564)	$(14,401)	$(6,163)

Research and Development

We track outsourced clinical and preclinical costs and other external research and development costs associated with our lead product candidate, firmonertinib, and other discovery-stage programs. We do not track internal research and development costs by product candidate. The following table summarizes our research and development expenses for the three months ended September 30, 2024 and 2023:

	Three Months Ended September 30,
(in thousands)	2024	2023	Change
Firmonertinib:
FURTHER	$3,110	$4,048	$(938)
FURVENT	8,959	4,746	4,213
FAVOUR	103	221	(118)
Other Firmonertinib costs	886	1,899	(1,013)
Total Firmonertinib	13,058	10,914	2,144
Discovery-stage programs	2,246	388	1,858
Personnel-related and other internal costs	4,784	2,978	1,806
Total research and development expenses	$20,088	$14,280	$5,808

Research and development expenses were $20.1 million and $14.3 million for the three months ended September 30, 2024 and 2023, respectively. The increase of $5.8 million was primarily due to an increase of $2.1 million related to our lead product candidate, firmonertinib, as well as increases of $1.9 million in preclinical discovery work and $1.8 million in personnel-related costs due to increased headcount. Costs related to firmonertinib increased as a result of increased costs related to our FURVENT Phase 3 clinical trial of $4.2 million, offset by a decrease of $0.9 million in our FURTHER Phase 1 clinical trial, a decrease in costs related to our FAVOUR trial, and a decrease in general firmonertinib costs. Discovery-stage program costs increased due to an option exercise payment to Aarvik Pharmaceuticals, Inc. (Aarvik) related to our collaboration with them.

General and Administrative

General and administrative expenses were $4.1 million and $2.4 million for the three months ended September 30, 2024 and 2023, respectively. The increase of $1.7 million was due primarily to increases of $0.8 million in personnel-related costs, and $0.9 million in insurance, taxes, and outside services.

Interest Income

Interest income was $3.7 million and $2.3 million for the three months ended September 30, 2024 and 2023, respectively. The increase in interest income is due to increased invested balances and increased average market yields.

Comparison of the Nine Months Ended September 30, 2024 and 2023

The following table summarizes our results of operations for the nine months ended September 30, 2024 and 2023:

	Nine Months Ended September 30,
(in thousands)	2024	2023	Change
Operating expenses:
Research and development	$58,841	$44,874	$13,967
General and administrative	11,762	6,598	5,164
Total operating expenses	70,603	51,472	19,131
Operating loss	(70,603)	(51,472)	(19,131)
Interest income	10,748	3,332	7,416
Net loss	$(59,855)	$(48,140)	$(11,715)

Research and Development

We track outsourced clinical and preclinical costs and other external research and development costs associated with our lead product candidate, firmonertinib, and other discovery-stage programs. We do not track internal research and development costs by product candidate. The following table summarizes our research and development expenses for the nine months ended September 30, 2024 and 2023:

	Nine Months Ended September 30,
(in thousands)	2024	2023	Change
Firmonertinib:
FURTHER	$10,444	$12,296	$(1,852)
FURVENT	24,259	18,375	5,884
FAVOUR	133	1,230	(1,097)
Other Firmonertinib costs	2,455	2,489	(34)
Total Firmonertinib	37,291	34,390	2,901
Discovery-stage programs	8,860	1,088	7,772
Personnel-related and other internal costs	12,690	9,396	3,294
Total research and development expenses	$58,841	$44,874	$13,967

Research and development expenses were $58.8 million and $44.9 million for the nine months ended September 30, 2024 and 2023, respectively. The increase of $14.0 million was primarily due to an increase of $2.9 million related to our lead product candidate, firmonertinib, an increase of $3.3 million in personnel-related costs due to increased headcount, and an increase of $7.8 million in preclinical discovery work. Costs related to firmonertinib increased as a result of increased costs related to our FURVENT Phase 3 clinical trial of $5.9 million, offset by a decrease of $1.9 million related to our FURTHER Phase 1b clinical trial, a decrease of $1.1 million related to our FAVOUR trial, and a decrease in other general firmonertinib costs.

General and Administrative

General and administrative expenses were $11.8 million and $6.6 million for the nine months ended September 30, 2024 and 2023, respectively. The increase of $5.1 million was due primarily to increases of $2.4 million in personnel-related costs, $1.2 million in outside services, and $1.4 million in software, insurance, and taxes.

Interest Income

Interest income was $10.7 million and $3.3 million for the nine months ended September 30, 2024 and 2023, respectively. The increase in interest income is due to increased invested balances and increased average market yields.

Liquidity and Capital Resources

Sources of Liquidity

We have previously funded our operations primarily through the private placement of convertible preferred stock and our initial public offering of common stock. To date, we have raised gross proceeds of $305.0 million from the issuance of convertible preferred stock. Additionally, in the first quarter of 2024, we completed our initial public offering of 11,180,555 shares of our common stock at a price to the public of $18.00 per share, including the exercise in full by the underwriters of their option to purchase 1,458,333 additional shares of our common stock, for aggregate proceeds of $183.2 million, net of underwriting discounts, commissions and other offering expenses. As of September 30, 2024, we had cash and cash equivalents of $282.9 million.

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

We believe that our existing cash and cash equivalents as of September 30, 2024 will be sufficient to meet our anticipated cash requirements into 2026. However, our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially. We have based this estimate on assumptions that may prove to be wrong, and we could deplete our capital resources sooner than we expect.

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

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Nine Months Ended September 30,
(in thousands)	2024	2023
Net cash (used in) provided by:
Operating activities	$(54,060)	$(40,929)
Investing activities	—	(25,000)
Financing activities	186,526	43,916
Net increase (decrease) in cash and cash equivalents	$132,466	$(22,013)

Operating Activities

Net cash used in operating activities was $54.1 million for the nine months ended September 30, 2024 reflecting our net loss of $59.9 million, offset by $2.3 million in stock-based compensation and a $3.5 million net increase in our operating assets and liabilities attributable to the timing in which we pay our vendors for research and development activities.

Net cash used in operating activities was $41.0 million for the nine months ended September 30, 2023 reflecting our net loss of $48.1 million, offset by $0.6 million in stock-based compensation, and a $6.6 million net decrease in our operating assets and liabilities attributable to the timing in which we pay our vendors for research and development activities.

Investing Activities

No net cash was provided by investing activities for the nine months ended September 30, 2024. Net cash used in investing activities was $25.0 million for the nine months ended September 30, 2023. This was attributable to the purchase of short-term investments.

Financing Activities

Net cash provided by financing activities was $186.5 million for the nine months ended September 30, 2024, due to the net proceeds from our initial public offering.

Net cash provided by financing activities was $44.0 million for the nine months ended September 30, 2023, primarily due to the issuance of Series B convertible preferred stock.

Contractual Obligations and Commitments

We enter into contracts in the normal course of business with third-party CROs and clinical trial sites for our clinical trials, and with supply vendors for other services and products for operating purposes. These contracts generally provide for termination after a notice period, and, therefore, are cancelable contracts. We have leases for office space in Gaithersburg, Maryland and Burlingame, California that extend through January 2025 and January 2026, respectively. Amounts related to future lease payments as of September 30, 2024 totaled $0.2 million, to be paid within the next 12 months.

As of September 30, 2024, except for the operating leases, we did not have any long-term obligations, capital lease obligations, purchase obligations or long-term liabilities.

We also have commitments for obligations under our agreements with Allist, Jiangsu Alphamab Biopharmaceuticals Co., Ltd. and Aarvik. Under these agreements we are required to make milestone payments upon successful completion of certain clinical, regulatory, development, sales and commercial milestones. Additionally, we are required to make royalty payments in connection with the sale of products developed under these agreements. Because the achievement of these milestones and royalties is not probable and payment is not required as of September 30, 2024, such contingencies have not been recorded in our consolidated financial statements. For additional information regarding our agreements, see Note 9 to our accompanying financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2024. As of September 30, 2024, our disclosure controls and procedures were not effective as a result of our material weaknesses in our internal control over financial reporting. You should read this description of our controls and procedures together with “Item 9A. Controls and Procedures” included in our Annual Report.

However, our management, including our Chief Executive Officer and our Chief Financial Officer, has concluded that, notwithstanding the identified material weaknesses in our internal control over financial reporting, the financial statements in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with GAAP.

Changes in Internal Control Over Financial Reporting

Other than the material weakness remediation activities described below, there were no changes in our internal control over financial reporting, as identified in connection with evaluation required by Rules 13a-15(e) and 15d-15(e) under the Exchange Act, that occurred during the three months ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

During the three months ended September 30, 2024, we have taken steps of implementing our remediation plans with respect to the material weaknesses identified in our internal control over financial reporting. Specifically, with the oversight of senior management, including our Chief Financial Officer and our audit committee, we continued implementing processes and controls to address the material weaknesses. We have increased the number of resources (internal and third-party) dedicated to our accounting and finance team, including personnel with additional knowledge, experience, and training, to ensure we have adequate staff, to segregate key duties, and to comply with company policies and procedures. We have also engaged a third-party provider to help us assess and improve our internal controls in preparation for compliance with Sarbanes-Oxley. Additionally, we continue to make progress on implementing written policies and implementing process level and management review controls for our manual journal entries. However, we cannot assure you that we will be successful in remediating the material weaknesses we identified or that our internal control over financial reporting, as modified, will enable us to identify or avoid material weaknesses in the future.

While we believe that these efforts will improve our internal control over financial reporting in accordance with GAAP and SEC reporting requirements, the implementation of these measures is ongoing and will require validation and testing of the design and operating effectiveness of internal controls over a sustained period of financial reporting cycles. The material weaknesses will not be considered remediated until our management designs and implements effective controls that operate for a sufficient period of time and our management has concluded through testing that these controls are effective. We cannot assure you that the measures we have taken to date, and are continuing to implement, will be sufficient to establish and maintain effective internal control over financial reporting.

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

Item 1A. Risk Factors

Other than as described below, there have been no additional material changes to our risk factors as set forth in Part I, Item 1A of our Annual Report. You should carefully review and consider the information regarding certain factors which could materially affect our business, financial condition or future results set forth under the heading “Risk Factors” in our Annual Report.

We face significant competition, and if our competitors develop and commercialize technologies or product candidates more rapidly than we do, or their technologies or product candidates are more effective, safer, or less expensive than firmonertinib or any future product candidates we develop, our business and our ability to develop and successfully commercialize products will be adversely affected.

The biopharmaceutical industry is characterized by rapid advancing technologies, intense competition and a strong emphasis on proprietary and novel products and product candidates. Our competitors have developed, are developing or may develop products, product candidates and processes competitive with firmonertinib. Firmonertinib and any future product candidates that we successfully develop and commercialize will compete with existing therapies and new therapies that may become available in the future. Our competitors include larger and better-funded pharmaceutical, biopharmaceutical, biotechnological and therapeutics companies. Moreover, we may also compete with universities and other research institutions who may be active in research in our target indications and could be in direct competition with us. We also compete with these organizations to recruit management, scientists and clinical development personnel, and our inability to compete successfully could negatively affect our level of expertise and our ability to execute our business plan. We will also face competition in establishing clinical trial sites, enrolling subjects for clinical trials and in identifying and in-licensing intellectual property related to new product candidates, as well as entering into collaborations, joint ventures, license agreements and other similar arrangements. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies.

We believe that our current and future competition for resources and eventually for customers comes from companies that are commercializing or developing candidates targeting EGFRm-positive NSCLC, including, but not limited to, AstraZeneca, Johnson & Johnson, , Dizal Pharmaceutical, Oric Pharmaceuticals, Inc., Black Diamond Therapeutics, Inc., Taiho Pharmaceutical Co., Ltd. (Taiho Pharmaceutical), Boehringer Ingelheim Bayer AG, and Pierre Fabre. In October 2023, Johnson & Johnson presented the results of their Phase 3 PAPILLON study of chemotherapy in combination with the anti-EGFR anti-MET (mesenchymal epithelial transition) bispecific antibody amivantamab in first-line NSCLC patients with EGFR exon 20 insertion mutations, and in July 2023 announced that the PAPILLON study met its primary endpoint. In March 2024, the FDA approved Johnson & Johnson’s chemotherapy in combination with amivantamab in first-line NSCLC patients with EGFR exon 20 insertion mutations, and similar approvals were granted to Johnson & Johnson by the European Medicines Agency in June 2024 and by Japan’s Pharmaceuticals and Medical

Devices Agency in September 2024. Johnson & Johnson has also received FDA approvals for amivantamab in combination with lazertinib in first-line NSCLC patients with classical EGFR mutations and is seeking or has received similar approvals from other regulatory bodies globally. In addition, Dizal Pharmaceutical and Cullinan Therapeutics, Inc., in a partnership with Taiho Pharmaceutical, have initiated Phase 3 trials for sunvozertinib and zipalertinib in combination with chemotherapy, respectively, in first-line NSCLC patients with EGFR exon 20 insertion mutations. Black Diamond Therapeutics and Oric Pharmaceuticals have presented initial Phase 1 data on BDTX-1535 and ORIC-114, respectively, in NSCLC patients with uncommon EGFR mutations, which includes some PACC mutations.

Many of our competitors have significantly greater financial, technical, manufacturing, marketing, sales and supply resources or experience than we do. If we successfully obtain approval for firmonertinib or any future product candidate, we will face competition based on many different factors, including the safety and effectiveness of our products, the ease with which our products can be administered, the timing and scope of regulatory approvals for these products, the availability and cost of manufacturing, marketing and sales capabilities, price, reimbursement coverage and patent position. Competing products could present superior treatment alternatives, including by being more effective, safer, more convenient, less expensive or marketed and sold more effectively than any products we may develop. Competing products may render firmonertinib or any future product candidates we develop obsolete or noncompetitive before we recover the expense of developing and commercializing our product candidates. If we are unable to compete effectively, our opportunity to generate revenue from the sale of our products we may develop, if approved, could be adversely affected. See the section entitled, “Business — Competition” in our Annual Report for more information.

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

Recently, the Biden administration has signed multiple executive orders regarding China. One particular executive order titled Advancing Biotechnology and Biomanufacturing Innovation for a Sustainable, Safe, and Secure American Bioeconomy signed on September 12, 2022 will likely impact the pharmaceutical industry to encourage U.S. domestic manufacturing of pharmaceutical products. I In February 2024, certain U.S. Senators and Representatives sent a letter to the Biden administration requesting that both WuXi AppTec, WuXi STA’s parent company, and the affiliated WuXi Biologics be added to the Department of Defense’s Chinese Military Companies List (1260H list), the Department of Commerce’s Bureau of Industry and Security Entity List, and the Department of Treasury’s Non-SDN Chinese Military-Industrial Complex Companies List. While the Biden administration has yet to take action on this letter, adding WuXi STA on any or all of the aforementioned lists could materially impact supply of furmonertinib from WuXi STA. In addition, there have been Congressional legislative proposals, such as a bill titled the BIOSECURE Act, to discourage contracting with certain Chinese companies, including two WuXi affiliates, on the development or manufacturing of pharmaceutical products. The BIOSECURE Act passed the U.S. House of Representatives on September 9, 2024. The version of the BIOSECURE Act that passed the U.S. House of Representatives included a grandfather clause that would allow contracts entered into with the Chinese companies named therein prior to the effective date of such legislation until January 1, 2032. The BIOSECURE Act must also pass the U.S. Senate before going to the President for either his veto or signature, and it is uncertain whether the bill will be brought to the floor for a vote by the U.S. Senate before the current legislative session expires on January 3, 2025. There can be no assurance that the final text of the BIOSECURE Act, to the extent it is signed into law, will contain the “grandfather” clause described above, or any other provision contained in the version of the BIOSECURE Act that passed the U.S. House of Representatives. If this bill becomes law, or similar laws are passed, these regulations would have the potential to restrict our ability to contract with certain Chinese biotechnology companies. Such restrictions could cause delays or have other adverse effects on the development of certain of our research programs. If we are required to change manufacturers for any reason, we will be required to verify that the new manufacturer maintains facilities and procedures that comply with quality standards and with all applicable regulations and guidelines. For example, in the event that we need to switch our third-party manufacturer of furmonertinib from WuXi STA, we anticipate that the complexity of the manufacturing process may impact the amount of time it may take to secure a replacement manufacturer. The delays associated with the verification of a new manufacturer, once we are able to identify an alternative source, could negatively affect our ability to develop product candidates in a timely manner or within budget, which could materially adversely affect our business, financial condition and results of operations.

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

There has been no material change in the planned use of proceeds from the initial public offering from that described in the prospectus filed with the SEC pursuant to Rule 424(b)(4) under the Securities Act of 1933, as amended, on January 26, 2024.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

Rule 10b5-1 Trading Plans

During the fiscal quarter ended September 30, 2024, none of our directors or executive officers adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement” as defined in Item 408(c) of Regulation S-K.

Item 6. Exhibits

Exhibit Number	Description of Exhibit
3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K (File No. 001-41929) filed with the SEC on January 30, 2024).
3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 of the Registrant’s Current Report on Form 8-K (File No. 001-41929) filed with the SEC on January 30, 2024).
10.1#*	Amended and Restated Research and Collaboration Agreement, dated August 9, 2024, by and between Aarvik Therapeutics, Inc. and the Registrant.
31.1*	Certification of Chief Executive Officer Pursuant to Rule 13a-15(e) or Rule 15d-15(e) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-15(e) or Rule 15d-15(e) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer of Periodic Report Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer of Periodic Report Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Schema Document.
101.CAL	Inline XBRL Calculation Linkbase Document.
101.DEF	Inline XBRL Definition Linkbase Document.
101.LAB	Inline XBRL Label Linkbase Document.
101.PRE	Inline XBRL Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101).
*	Filed with this Quarterly Report on Form 10-Q.
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

ARRIVENT BIOPHARMA, INC.

Date: November 14, 2024	By:	/s/ Zhengbin (Bing) Yao, Ph.D.
Zhengbin (Bing) Yao, Ph.D.
Chairman, President and Chief Executive Officer
(principal executive officer)

Date: November 14, 2024	By:	/s/ Winston Kung
Winston Kung
Chief Financial Officer and Treasurer
(principal financial officer and principal accounting officer)