Form 10-K
period 2024-12-31
ArriVent BioPharma, Inc.
filed 2025-03-03
CIK 1868279

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒   No ☐

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

The aggregate market value of the common stock held by non-affiliates of the registrant, based on the closing price of the shares of common stock on The Nasdaq Global Market on June 28, 2024 (the last business day of the registrant’s most recently completed second fiscal quarter), was $384,183,782.

The number of shares of registrant’s common stock outstanding as of February 28, 2025 was 34,016,197.

Documents Incorporated by Reference

The information required by Part III of this Annual Report on Form 10-K, to the extent not set forth herein, is incorporated herein by reference from the registrant’s definitive proxy statement relating to the Annual Meeting of Stockholders to be held in 2025, which definitive proxy statement shall be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Annual Report on Form 10-K relates.

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

In some cases, you can identify forward-looking statements by words such as “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “seek,” “should,” “target,” “will,” “would,” or the negative of these words or other comparable terminology. These forward-looking statements include, but are not limited to, statements about:

●	the timing, progress and results of preclinical studies and clinical trials for our product candidates, including our product development plans and strategies;

●	estimates of our addressable market, market growth, future revenue, key performance indicators, expenses, capital requirements and our needs for additional financing;

●	our ability to obtain funding for our operations;

●	our ability to retain the continued service of our key professionals and to identify, hire and retain additional qualified professionals;

●	our ability to advance product candidates into, and successfully complete, clinical trials;

●	the timing or likelihood of regulatory filing and approvals;

●	the commercialization of our product candidates, if approved;

●	the pricing and reimbursement of our product candidates, if approved;

●	the implementation of our business model, strategic plans for our business, product candidates and technology;

●	the scope of protection we are able to establish and maintain for intellectual property rights covering our product candidates and technology;

●	developments relating to our competitors and our industry;

●	the accuracy of our estimates regarding expenses, capital requirements and needs for additional financing;

●	our ability to source sufficient clinical product for our clinical trials and, if our product candidates are approved and commercialized, commercial product; and

●	our financial performance.

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

PART I

Item 1. Business

Overview

We are a clinical-stage biopharmaceutical company dedicated to the identification, development and commercialization of differentiated medicines to address the unmet medical needs of patients with cancers. We seek to utilize our team’s deep drug development experience to maximize the potential of our lead development candidate, firmonertinib, and advance a pipeline of novel therapeutics, such as next-generation antibody drug conjugates, through approval and commercialization in patients suffering from cancer, with an initial focus on solid tumors. Firmonertinib is currently being evaluated in multiple clinical trials across a range of epidermal growth factor receptor (EGFR) mutations (EGFRm) in non-small cell lung cancer (NSCLC), including a pivotal Phase 3 clinical trial in treatment naive, or first-line, patients with locally advanced or metastatic EGFRm NSCLC with exon 20 insertion mutations. We received Breakthrough Therapy Designation for firmonertinib for this disease from the U.S. Food and Drug Administration (FDA) in October 2023, and Orphan Drug Designation for treatment of NSCLC with EGFRm or human epidermal growth factor receptor 2 (HER2) mutations or human epidermal growth factor receptor 4 (HER4) mutations in February 2024. A product candidate can receive Breakthrough Therapy Designation if preliminary clinical evidence indicates that the product candidate, alone or in combination with one or more other drugs, may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. For drugs that have been designated as Breakthrough Therapies, interaction and communication between the FDA and the sponsor can help to identify the most efficient path for development. The receipt of a Breakthrough Therapy Designation for a product candidate may not result in a faster development process, review or approval compared to product candidates considered for approval under conventional FDA procedures and does not increase the likelihood that the product candidate will ultimately receive FDA approval for any indication.

In 2021, we licensed from Shanghai Allist Pharmaceuticals, Co. Ltd (Allist) the right to develop and commercialize firmonertinib worldwide, with the exception of greater China, which includes mainland China, Hong Kong, Macau and Taiwan. Firmonertinib is an investigational, novel, EGFR mutant-selective tyrosine kinase inhibitor (TKI) that we are developing for the treatment of NSCLC patients across a broader set of EGFR mutations (EGFRm) than are currently served by approved EGFR TKIs. Firmonertinib is currently only approved and commercially distributed by Allist in China as a first-line therapy to treat classical EGFRm NSCLC. The FDA has not approved firmonertinib for any use. We selected firmonertinib for global development against nonclassical, or uncommon, mutations based on preliminary reductions in tumor size activity observed in seven out of ten patients in first-line treatment with EGFR exon 20 insertion mutations in the ongoing Phase 1b clinical trial, the FAVOUR trial, conducted by Allist in China, and preclinical activity in P-loop and-alpha-c-helix compressing (PACC) mutations, each a subtype of uncommon mutation. In a subsequent interim data readout from the FAVOUR trial of firmonertinib administered at 240 mg once daily in first-line patients with locally advanced or metastatic EGFRm NSCLC with exon 20 insertion mutations, 79% of patients (n=22 out of 28 patients) were observed to experience a reduction in tumor size of at least 30%.

As one of the most prevalent cancers in the world, lung cancer imposes a significant global burden on human health, and EGFRm NSCLC represents a significant proportion of those affected. Despite progress in the therapeutic landscape for EGFRm NSCLC, many patients, particularly those with uncommon mutations, such as exon 20 insertions or PACC mutations, are underserved by existing treatments. In an interim data readout from the FAVOUR trial of firmonertinib administered at 240 mg once daily in first-line patients with locally advanced or metastatic EGFRm NSCLC with exon 20 insertion mutations, 79% of patients (n=22 out of 28 patients) were observed to experience a reduction in tumor size of at least 30% from the baseline in a patient without evidence of progression as measured by Response Evaluation Criteria in Solid Tumors (RECIST) 1.1 criteria. This measurement of reduction is the threshold in this trial for a partial response and for inclusion in determination of the overall response rate (ORR), which is the primary endpoint of this trial. In the same interim data readout, those 79% of patients were observed to experience a 15.2 month median duration of response (DOR). Interim results may not be indicative of final results; however, we believe these interim clinical results underscore firmonertinib’s potential in patients whose tumors contain an uncommon EGFRm.

We are currently conducting a pivotal Phase 3 clinical trial, the FURVENT clinical trial, in first-line locally advanced or metastatic non-squamous EGFRm NSCLC patients with exon 20 insertion mutations and we expect topline data from this trial in 2025. Additionally, we are conducting a Phase 1b clinical trial, the FURTHER clinical trial, in NSCLC patients with activating EGFRm, including a cohort with PACC mutations. In September 2024, we reported 64% of patients (n=14 out of 22 1L patients at 240mg) were observed to experience a confirmed reduction in tumor size of at least 30% from the baseline without evidence of progression as measured by RECIST 1.1 criteria.

Since our inception in 2021, we have assembled a robust oncology pipeline by leveraging our global network and our experience in business development transactions. In 2021, we licensed from Allist the right to develop and commercialize firmonertinib worldwide, with the exception of greater China, which includes mainland China, Hong Kong, Macau and Taiwan. Also in 2021, we entered into a research collaboration, as amended, with Aarvik Therapeutics, Inc. (Aarvik) to leverage its proprietary multi-target, multivalent, site-specific conjugation antibody platform to discover next-generation antibody drug conjugates (ADCs) with improved activity and safety over single target bivalent ADCs. In 2024, we entered into a collaboration agreement with Jiangsu Alphamab Biopharmaceuticals Co., Ltd. (Alphamab), a wholly owned subsidiary of Alphamab Oncology, to discover, develop and commercialize novel ADCs for the treatment of cancers globally, with the exception of greater China, which includes mainland China, Hong Kong, Macau and Taiwan. In January 2025, we entered into an exclusive license agreement with Lepu Biopharma Co. Ltd. (Lepu Biopharma) pursuant to which Lepu Biopharma granted us the right to develop and commercialize ARR-217 (MRG-007), an ADC for gastrointestinal cancers outside greater China, which includes mainland China, Hong Kong, Macau, and Taiwan.

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

NSCLC: non-small cell lung cancer; EGFR: epidermal growth factor receptor; PACC: P-loop alpha-c helix compressing; TKI: tyrosine kinase inhibitor; BTD: Breakthrough Therapy Designation; GI Tumors: gastrointestinal tumors; IND-enabling studies: Investigational New Drug enabling studies; NME: new molecular entity; 1L: First-line therapy; 1L+: Treatment naive and previously treated with non-TKI therapies; 2L+: Second-line or greater therapy; SHP2i: SHP2 inhibitor.

*

The investigation of firmonertinib for the first-line treatment of NSCLC EGFR exon 20 insertion mutations is based on the ongoing FAVOUR Phase 1b study conducted by Allist and the ongoing FURVENT Phase 3 study. These studies are not yet complete, and no Phase 2 study has been conducted for firmonertinib for the first-line treatment of NSCLC EGFR exon 20 insertion mutations.

†

The ongoing FURTHER Phase 1b study investigating firmonertinib for the treatment of EGFRm NSCLC includes cohorts with PACC mutations (first-line or greater) and exon 20 insertion mutations (second-line or greater).

#	The evaluation of firmonertinib in combination with SHP2i for the second-line or greater treatment of EGFRm NSCLC is based on the ongoing Phase 1b study in collaboration with InnoCare.

Currently approved EGFR TKIs have achieved considerable commercial success and have become the standard of care for patients with NSCLC with classical EGFRm which comprise approximately 69% of all EGFRm NSCLC patients. However, many of these therapies, including AstraZeneca plc’s (AstraZeneca) third-generation EGFR TKI, osimertinib (TAGRISSO®), are minimally active against or not approved for use in a significant portion of NSCLC patients with uncommon EGFRm. This unmet need leaves many EGFRm NSCLC patients with few effective treatment options. Firmonertinib is currently approved and commercially distributed by Allist in China as a first-line therapy to treat classical EGFRm NSCLC. However, firmonertinib was designed to have strong inhibitory activity, not only against classical EGFRm, but also against uncommon EGFRm, such as exon 20 insertion and PACC mutations which together account for approximately 22% of EGFRm NSCLC.

To date, firmonertinib has been evaluated in multiple clinical trials with an aggregate patient population of over 1,000 patients against a broad range of EGFRm NSCLC, including both classical and uncommon EGFRm. Based on the results of preclinical and clinical trials conducted to date, we believe that firmonertinib has the potential to retain many of the key advantages of third-generation EGFR TKIs compared to first- and second-generation EGFR TKIs, including overcoming T790M mutations that confer resistance to earlier generation TKIs, while also targeting a broader set of EGFRm. In 2022, Allist reported the results of its FURLONG clinical trial, a double blind, placebo-controlled Phase 3 clinical trial of firmonertinib in first-line NSCLC patients with classical EGFRm. In FURLONG, firmonertinib was compared with the first-generation EGFR TKI, gefitinib, and demonstrated superior progression free survival (PFS) over gefitinib, showing a median PFS of 20.8 months versus 11.1 months for gefitinib. Firmonertinib’s ability to cross the blood-brain barrier was also demonstrated in this clinical trial with a central nervous system (CNS) metastases specific ORR, which measured reduction of tumor size of at least 30% in brain metastases if present at the start of therapy, of 91% versus 65% for gefitinib. Based on observed clinical activity against exon 20 insertions in the FAVOUR clinical trial and observed activity against PACC mutations in preclinical studies, we believe firmonertinib is potentially differentiated from third-generation EGFR TKIs approved for classical EGFRm NSCLC.

In the United States and the European Union, standard of care for first-line therapy in EGFRm NSCLC involving exon 20 insertion mutations is platinum-based chemotherapy with pemetrexed with or without amivantamab. These regimens have significantly lower response rates and DOR compared to results achieved in first-line patients with classical EGFRm who can be treated with approved third-generation EGFR TKIs. Over 9% of EGFRm NSCLC patients are estimated to have exon 20 insertion mutations. However, amivantimab lacks brain penetrance to effectively treat brain metastasis. In March 2024 and July 2024, amivantamab in combination with chemotherapy, was approved in the United States and Europe, respectively, for first line EGFRm NSCLC patients with exon 20 insertion mutations. However, amivantamab is an intravenously administered biologic lacking the advantages of oral therapies. Furthermore, amivantamab is being dosed in combination with chemotherapy in this setting with chemotherapy associated toxicities. We believe firmonertinib, if approved, has the potential to become a chemotherapy-free oral regimen in first-line EGFRm NSCLC patients with exon 20 insertion mutations given the clinical data generated in this patient population to date.

Guidelines employing TKIs for the treatment of many of the PACC-specific EGFRm are not established and, as a result, chemotherapy is often used as the default course of therapy, offering limited efficacy and introducing chemotherapy-related toxicity. Afatinib (GILOTRIF®), a second-generation TKI, is also used in some patients, but has a poor safety profile and is not brain penetrant. Osimertinib is frequently used in some patients, but the activity of osimertinib is much less than in classical EGFRm NSCLC. Over 12% of EGFRm NSCLC patients are estimated to have PACC mutations. If approved, we believe firmonertinib has the potential to become a leading treatment option for first-line EGFRm NSCLC patients with PACC mutations based on firmonertinib’s preclinical and clinical activity observed against these mutations and the evaluation of firmonertinib in multiple clinical trials.

Our Firmonertinib Development Initiative

We have designed a robust global clinical development plan across a broad spectrum of EGFRm NSCLC patient populations for which we believe firmonertinib will have a differentiated profile compared to currently available treatments. The following table describes the key planned and ongoing clinical trials of firmonertinib conducted by us or our collaboration partners:

Allist sponsor; ** InnoCare sponsor; 1L: First-Line Therapy; 2L+: Second-line or greater therapy;

FURVENT — Our Ongoing Phase 3 Clinical Trial in First-Line Non-Squamous Locally Advanced or Metastatic EGFRm NSCLC Patients with Exon 20 Insertion Mutations

We have enrolled our target of 375 patients in FURVENT, a global, pivotal Phase 3 clinical trial of firmonertinib in first-line non-squamous locally advanced or metastatic NSCLC patients with exon 20 insertion mutations being conducted jointly with Allist. Our FURVENT clinical trial is designed to assess the safety and efficacy of firmonertinib administered at either 160 mg or 240 mg, once-daily as compared to platinum-based chemotherapy with pemetrexed, the current first-line standard of care. The primary endpoint of this study is PFS. We enrolled 375 patients globally, including from sites in the United States, Europe and certain Asian countries including China. We expect topline data from our FURVENT clinical trial in 2025.

FURTHER — Our Ongoing Phase 1b Clinical Trial in NSCLC Patients with EGFR Activating Mutations including PACC Mutations

We have completed enrolling patients in FURTHER, an ongoing, global Phase 1b dose escalation and expansion clinical trial being conducted jointly with Allist. It is intended to evaluate the safety, pharmacokinetics and preliminary anti-tumor activity of once-daily firmonertinib when used in patients with NSCLC involving locally advanced or metastatic disease that have previously received systemic therapy and whose tumors contain EGFR activating mutations. Anti-tumor activity is measured by confirmed complete response, defined as the disappearance of all target lesions, or partial response, defined as at least a 30% decrease in target lesions in the absence of a complete response, relative to the total number of patients. The pharmacokinetics, adverse events, serious adverse events, and observed anti-tumor activity in the exon 20 patients of firmonertinib in the clinical trial to date are consistent with those observed in the FAVOUR clinical trial conducted in China. The FURTHER clinical trial includes a cohort of 60 patients with a PACC EGFRm who are TKI treatment-naïve, and has been fully enrolled. In September 2024, we reported 64% of patients (n=14 out of 22 patients) treated at the 240 mg dose were observed to experience a confirmed reduction in tumor size of at least 30% from the baseline without evidence of progression as measured by RECIST 1.1 criteria.

FAVOUR — Ongoing Phase 1b Clinical Trial in NSCLC Patients with EGFR Exon 20 Insertion Mutations

The FAVOUR clinical trial is an ongoing 90-patient Phase 1b clinical trial being conducted by Allist in China that is intended to assess the safety and efficacy of firmonertinib in locally advanced or metastatic NSCLC patients who have EGFR exon 20 insertion mutations. First-line patients receive 240 mg firmonertinib once daily. Patients that have received prior treatment are randomized to receive either 160 mg or 240 mg of firmonertinib once daily. Initial data obtained through June 15, 2023 showed a confirmed ORR (defined as a reduction in tumor size of at least 30% from the baseline in a patient without evidence of progression), among patients evaluable as of that date of 79% among the treatment-naïve patients cohort, 46% among the pretreated 240 mg cohort and 39% in the pretreated 160 mg cohort. Median DOR was 15.2 months in treatment-naïve patients, 13.1 months in the 240 mg pretreated cohort and 9.7 months in the 160 mg pretreated cohort. Firmonertinib was observed to be generally well tolerated in all clinical trial cohorts to date with a low rate of discontinuation due to treatment-related adverse events (TRAEs). As of June 15, 2023, treatment related serious adverse events (TRSAEs) were observed in 6 out of 86 of the treated patients and 2 out of 86 patients discontinued participation in the trial as a result of TRAEs.

SHP2 Combination Trial — Ongoing Phase 1b Clinical Trial in Classical EGFRm NSCLC Patients

Given the eventual emergence of resistance that occurs with EGFR TKIs we are also evaluating combination partner drugs with firmonertinib to treat or prevent resistance to third-generation EGFR TKIs. We are evaluating the use of firmonertinib in combination with ICP-189, a SHP2 inhibitor (SHP2i), in collaboration with Beijing InnoCare Pharma Tech Co., Ltd. (InnoCare). SHP2 is a protein tyrosine phosphatase with an important role in the signaling pathways downstream of EGFR and other receptor tyrosine kinases (RTKs) that have been implicated in resistance such as the mesenchymal epithelial transition factor receptor (MET) tyrosine kinase. We believe this therapeutic combination may not only further inhibit signaling pathways downstream from EGFR resulting in enhanced tumor shrinkage, but may also prevent the emergence of resistance due to signaling through other RTKs. We have submitted an Investigational New Drug Application (IND) to the NMPA’s Center for Drug Evaluation for a Phase 1b trial designed to evaluate the safety, pharmacokinetics and preliminary efficacy of the firmonertinib-ICP-189 combination in EGFRm NSCLC involving classical mutations and dosed the first patient in March 2024 and expect the potential proof of concept in second-line classical EGFRm NSCLC to become available in 2026.

Planned Adjuvant Study in NSCLC Patients with Uncommon EGFRm, including Exon 20 Insertion and PACC Mutations

The potential for EGFR TKIs that have demonstrated efficacy, safety and tolerability in the metastatic setting to improve disease-free and overall survival when administered in the adjuvant setting has been demonstrated by osimertinib in NSCLC patients with a classical EGFRm. We believe firmonertinib similarly has the potential to improve outcomes when administered as adjuvant therapy to EGFRm NSCLC patients with uncommon EGFRm, as these patients are not eligible for treatment with osimertinib. We intend to participate in a global adjuvant study of firmonertinib in EGFRm NSCLC with uncommon mutations initiated in China based on results obtained from currently ongoing clinical trials.

FURLONG — Completed Phase 3 Clinical Trial in Classical EGFRm First-Line NSCLC Patients

FURLONG was a 358-patient clinical trial in China conducted by Allist, with results first reported in 2022, which resulted in the approval of firmonertinib in China as a first-line therapy in patients with locally advanced or metastatic NSCLC with classical EGFRm. It was designed to compare the safety and efficacy of once daily dosing of 80 mg firmonertinib to 250 mg gefitinib. Firmonertinib demonstrated clinically meaningful and statistically significant efficacy and a favorable safety profile as compared to the first-generation EGFR TKI gefitinib. Importantly, firmonertinib exhibited superior efficacy in the treatment of CNS metastases, producing a confirmed CNS metastases specific ORR, which measured reduction in tumor size of at least 30% in brain metastases if present at the start of therapy, of 91% versus 65% for gefitinib among participants with measurable metastatic CNS disease, demonstrating firmonertinib’s ability to cross the blood-brain barrier.

Our Antibody Drug Conjugate Collaborations

Consistent with our focus on curating a pipeline of innovative, impactful oncology therapies across modalities, we are advancing next-generation ADCs. ADCs are a promising modality for treating cancer due to their ability to target chemotherapy directly to the tumor cells. We are using Aarvik’s proprietary multi-target, multivalent site-specific conjugation antibody platform to discover and develop ADCs with potentially improved activity and safety over single target bivalent ADCs. We identified a preclinical candidate ARR-002 and have initiated IND-enabling activities. We are also working with Alphamab to leverage their proprietary linker-payload platform and glycan-conjugation technology to discover, develop, and commercialize ADCs for the treatment of cancers. Through our agreement with Lepu Biopharma, we are developing ARR-217, a novel ADC for the treatment of gastrointestinal cancers.

Our Team and Approach

We were founded and acquired the rights to develop and commercialize firmonertinib worldwide, with the exception of greater China, which includes mainland China, Hong Kong, Macau and Taiwan, in 2021. We believe that our deep expertise in developing oncology drugs, executing cross border business transactions and track record building companies will allow us to expand our portfolio globally, across the oncology landscape. Our co-founder, Chief Executive Officer and Chairman is Zhengbin (Bing) Yao, Ph.D. Prior to ArriVent, Dr. Yao was Chief Executive Officer and Chairman of Viela Bio, Inc. (Viela), which he co-founded in 2018 by licensing a portfolio of therapeutics from AstraZeneca. Viela was subsequently acquired by Horizon Therapeutics plc in 2021 for $3.1 billion. Prior to Viela, Dr. Yao served as Senior Vice President at MedImmune, Inc. and as Senior Vice President and Head of the Immuno-Oncology Franchise at AstraZeneca. Our other co-founder and President of Research and Development is Stuart Lutzker, M.D., Ph.D. Dr. Lutzker joined from Genentech, Inc., where he served in a number of senior R&D roles. Most recently, Dr. Lutzker was Vice President and Head of Oncology, Early Clinical Development and oversaw the early clinical phase development of a number of approved products. See “Certain Relationships and Related Transactions, and Director Independence” for more information.

Our team’s deep knowledge in oncology has allowed us to identify novel therapeutic programs with strong biologic and scientific rationale that we believe have the potential to offer a differentiated profile to treat cancer patients. Based on our extensive experience working with regulatory agencies, we will pursue assets that we believe have a clear regulatory path to approval. We believe our highly selective in-licensing strategy provides us with high-quality development candidates at preclinical or clinical stages, which, if approved, would have the potential to achieve global commercial success.

While we source candidates from across the globe, our initial focus has been on compounds originally developed in China. We believe that as the world’s second-largest pharmaceutical market, with extensive biopharmaceutical research and development capabilities, China provides us with attractive opportunities to in-license innovative therapies that otherwise may not reach global populations. We believe our business development acumen positions us to build a highly competitive pipeline that we are uniquely positioned to bring to global patient communities, beginning with our lead development asset, firmonertinib.

Our Strategy

We intend to become a leading biopharmaceutical company through the identification, development and commercialization of differentiated medicines to address the unmet medical needs of patients with cancers. To accomplish this objective, we plan to:

Maximize the potential of firmonertinib — develop and commercialize firmonertinib for the treatment of a broad array of EGFRm NSCLC indications.

●	Advance firmonertinib through the pivotal Phase 3 FURVENT clinical trial and seek approval as a first-line therapy for non-squamous locally advanced or metastatic EGFRm NSCLC patients with exon 20 insertion mutations. Exon 20 insertion mutations represent one of the most prevalent uncommon EGFR mutations and make up over 9% of the EGFR NSCLC patient population. While the antibody amivantamab has been approved as second-line therapy and chemotherapy in combination with amivantamab approved in first line therapy, no TKI has been approved as first-line therapy in this indication. We believe the interim data obtained as of June 15, 2023 in the Phase 1b FAVOUR clinical trial, in which patients were administered a 240 mg once-daily dose of firmonertinib, supports the progression of firmonertinib to the next phase of clinical trials. In that interim data readout, 79% of treatment naïve patients (n=22 out of 28 patients) were observed to experience a reduction in tumor size of at least 30% from the baseline in a patient without evidence of progression as measured by RECIST 1.1 criteria. This measurement of reduction is the threshold in this trial for a partial response and for inclusion in determination of the ORR, which is the primary endpoint of this trial. We received Breakthrough Therapy Designation for firmonertinib for the treatment of this disease from the FDA in October 2023, and Orphan Drug Designation for treatment of NSCLC with EGFRm or HER2 mutations or HER4 mutations in February 2024. We do not currently intend to conduct a Phase 2 trial in first-line non-squamous locally advanced or metastatic EGFRm NSCLC patients with exon 20 insertion mutations. We have completed enrollment in our global, pivotal Phase 3 FURVENT clinical trial in first-line non-squamous locally advanced or metastatic EGFRm NSCLC patients with exon 20 insertion mutations and we expect topline data from this clinical trial in 2025.
●	Continue to advance firmonertinib through the Phase 1b FURTHER clinical trial in EGFRm NSCLC to obtain proof of concept for the treatment of patients with PACC mutations. We are also advancing the clinical development of firmonertinib as a potential treatment for EGFRm NSCLC patients with PACC mutations. PACC mutations are a distinct set of approximately 70 EGFR-activating mutations, associated with over 12% of EGFRm NSCLC patients. Guidelines employing TKIs for many of the PACC-specific EGFR mutations are not established and, as a result, chemotherapy is often used as the default course of therapy, offering limited efficacy and introducing chemotherapy-related toxicity. Osimertinib is frequently used in some patients, but the activity of osimertinib is much less than in classical EGFR mutant NSCLC. Afatinib, a second-generation TKI, is also used in some patients, but has a poor safety profile and is not brain penetrant. We are investigating the use of firmonertinib to treat a broad set of PACC mutations in a cohort in our FURTHER clinical trial based on firmonertinib’s observed activity against PACC mutations in preclinical studies together with the evaluation of firmonertinib in multiple clinical trials with an aggregate patient population of over 1000 patients, including over 450 patients outside China. Other cohorts in the FURTHER trial include patients with EGFR exon 20 insertion mutations as second-line or greater therapy.
●	Evaluate the clinical benefit of treating early-stage disease with firmonertinib. We also intend to participate in a global registrational Phase 3 clinical trial initiated in China to investigate the potential benefit of firmonertinib in the adjuvant setting in NSCLC patients with uncommon EGFRm that are not eligible for osimertinib such as exon 20 insertion and PACC mutations. We intend to join the adjuvant study of firmonertinib once the EGFRm patient group is further defined based on ongoing clinical trials in the metastatic setting. We have not yet sought alignment on the design of the adjuvant study with the FDA who may ask us to collect more clinical data prior to joining the adjuvant study.
●	Employ combination strategies with firmonertinib to overcome and prevent resistance to EGFR TKI in NSCLC involving classical mutations. Acquired resistance presents an inevitable challenge to longer-term EGFRm NSCLC management. As such, we are evaluating the use of firmonertinib in combination with a signal transduction inhibitor which we believe has the potential to both treat and prevent acquired resistance. Our initial combination strategy involves the evaluation of firmonertinib together with a SHP2 inhibitor for use in treating NSCLC patients involving classical EGFRm that have progressed on prior EGFR TKI therapy and we have initiated a Phase 1b clinical trial designed to evaluate the safety, pharmacokinetics and preliminary efficacy of the combination with clinical proof of concept data expected in 2026 in a second-line therapy cohort.

Advance novel therapeutic product candidates for unmet medical needs, leveraging innovative platforms and technologies starting with ADCs.

●	Discover and develop differentiated next-generation ADCs for solid tumors. ADCs are a promising modality for treating cancer due to their ability to target chemotherapy directly to the tumor cells. We have entered into a research collaboration with Aarvik to leverage its proprietary multi-target, multivalent, site-specific conjugation antibody platform to discover ADCs with potentially improved activity and safety over single target bivalent ADCs. We identified a preclinical candidate, ARR-002, and have initiated IND-enabling activities. We have also entered into a collaboration with Alphamab to discover, develop and commercialize novel ADCs. We are working with Alphamab to leverage their proprietary linker-payload platform and glycan-conjugation technology to identify novel ADCs for oncology indications globally, except greater China, which includes mainland China, Hong Kong, Macau and Taiwan where Alphamab retains the right to develop and commercialize ADCs. We entered into a license agreement with Lepu Biopharma pursuant to which Lepu Biopharma granted us a right to develop and commercialize ARR-217, an antibody drug conjugate for gastrointestinal cancers outside greater China, which is mainland China, Hong Kong, Macau and Taiwan.

Broaden our pipeline through expanded business development initiatives.

●	Acquire rights to additional therapeutic candidates targeting solid tumors. We intend to use our demonstrated capabilities in business development to establish additional collaborations and acquire the rights to drug candidates designed to treat solid tumors and address significant unmet medical needs of patients with cancers. While we source candidates from across the globe, our initial focus has been on drugs originally discovered and developed in China for potential commercialization in the United States, the European Union, and other jurisdictions. For programs that we in-license, we plan to pursue a global development strategy to enable approval and commercialization in a broad set of geographies. We remain agnostic as to therapeutic modality, which we believe will expand our access to drug candidates with attractive therapeutic profiles. In January 2025, we entered into an exclusive license agreement with Lepu Biopharma, pursuant to which Lepu Biopharma granted us a right to develop and commercialize ARR-217, an antibody drug conjugate for gastrointestinal cancers outside greater China, which is mainland China, Hong Kong, Macau and Taiwan.

●	Track record of establishing collaborations and license agreements. Since our inception in 2021, we have established two licensing agreements for oncology assets, two ADC collaborations and a clinical collaboration. We believe in continuing to build our pipeline through sourcing innovation globally and remaining nimble in developing such programs in collaboration with our partners.

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

Numerous EGFR mutations have been identified that cluster within EGFR kinase domain encoded by exons 18-21 in the EGFR gene. These mutations, which include amino acid insertions, deletions and substitutions, activate EGFR signaling within the tumor cell and can be categorized as either classical or uncommon mutations. Classical mutations involving a deletion in amino acids encoded by Exon 19 and another involving a substitution of the amino acid arginine for leucine at codon 858, which is referred to as an L858R mutation, are responsible for approximately 69% of NSCLC patients with an EGFRm. The uncommon mutations may be categorized based on the structural change to the drug binding pocket of the EGFR kinase domain, with the two most frequent groups of uncommon mutations involving an exon 20 insertion or PACC mutations of the EGFR. These two types of uncommon mutations account for approximately 22% of patients with EGFRm NSCLC and the life expectancy for NSCLC patients with uncommon EGFRm, including exon 20 insertion and PACC mutations, is lower. The distribution of patients with EGFR-mutation positive NSCLC is presented below. EGFRm are detected by numerous commercially available FDA-approved DNA tests, either PCR or NGS, utilizing either tumor tissue or blood samples and testing for EGFRm, as well as other activating gene mutations, is considered standard in the management of NSCLC as per national guidelines such as NCCN. We are working with a diagnostics company to develop an FDA-approved NGS test for confirming EGFR exon 20 insertion mutations in our clinical trial and if firmonertinib is approved, we believe it would be indicated for patients with EGFRm as detected by an FDA-approved DNA test.

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

Osimertinib was the first third-generation TKI to receive FDA approval and is currently a standard of care for patients with EGFRm NSCLC involving classical mutations and the related treatment emergent T790M mutation in the majority of countries worldwide. Osimertinib provides an improved AE profile, including a reduction in severe adverse events, compared to the earlier generation EGFR targeted TKIs and displays a greater ability to cross the blood-brain barrier, enabling efficacy against metastases involving the CNS. The ability to treat CNS metastases is of notable importance as patients with EGFR-activating mutations are particularly susceptible to the development of brain metastases, which can occur in up to 70% of patients during the course of their disease. In 2024, amivantamab in combination with lazertinib was approved for the treatment of first-line NSCLC patients with EGFR Exon 19 deletions or Exon 21 L858R substitution mutations. Amivantamab is a bispecific antibody and lazertinib is a third-generation

EGFR TKI. The key limitations of the current standard of care for patients with EGFRm NSCLC involving classical mutations is presented in the graphic below:

Table includes approved and disclosed registrational indications

*Afatinib has limited clinical data in patients with 2 of the 70 described PACC mutations.

**Exclaim-2 study in 1L announced as negative and in July 2024, the FDA withdrew the license for mobocertinib in the United States

Dacomitinib is also approved in the United States for classical EGFR mutations

There is currently no TKI approved as first-line therapy for NSCLC patients with EGFR exon 20 insertion mutations. Platinum-based chemotherapy with pemetrexed is a standard of care for first-line therapy in this patient population in the United States and the European Union with or without amivantamab. Of particular note, approximately one-third of NSCLC patients harboring EGFR exon 20 insertion mutations have brain metastases at the time of diagnosis, which are mainly treated with radiation therapy, as chemotherapy is less effective in the treatment of brain metastases due to low brain penetration.

In 2021, the FDA granted marketing approval to two therapeutics, mobocertinib, a TKI, and amivantamab, a bispecific antibody, to treat NSCLC patients with exon 20 insertion mutations which have progressed after administration of platinum-based chemotherapy. Both approvals were granted under accelerated approval and continued approval may be contingent upon verification and description of clinical benefit in confirmatory trial(s). Notably, in July 2023, Takeda announced the discontinuation of its Phase 3 clinical trial of mobocertinib as a monotherapy in first-line patients due to futility and subsequently withdrew the drug from the market globally. In August 2023, Johnson & Johnson announced that its Phase 3 trial of amivantamab in combination with chemotherapy in first-line patients met its primary endpoint of PFS when compared to chemotherapy alone. While the FDA approved the use of this combination in this patient population in March 2024, and by the European Commission in July 2024, the use of chemotherapy in combination with amivantamab in the first-line patients may be limited due to the need to combine with intravenous chemotherapy and lack of brain penetration of amivantamab, along with chemotherapy associated toxicities.

A distinct set of approximately 70 uncommon EGFR-activating mutations have been identified that are predicted to alter the orientation of the interior surface of the ATP-binding pocket of the EGFR P-loop or αC-terminal end of the C-helix within the tyrosine kinase domain and are referred to as PACC mutations. Over 12% of patients with EGFRm are estimated to involve PACC mutations and patients diagnosed with PACC mutations have limited treatment options. Guidelines employing TKIs for many of the PACC-specific EGFRm are not established and as a result chemotherapy is used as the default course of therapy in many patients with limited clinical benefit. Osimertinib is frequently used in some patients, but the activity of osimertinib is much less than in classical EGFRm NSCLC. The second-generation TKI afatinib is the only TKI to have received FDA and the European Medical Association approval in NSCLC to treat EGFRm NSCLC with limited clinical data for two of the 70 PACC mutations, G719X and S768I.

The current treatment paradigm for the various subtypes of EGFRm NSCLC outside of China and areas of unmet medical needs where we believe firmonertinib may provide clinical utility is summarized in the chart presented below.

Firmonertinib has the potential to address significant unmet needs in the current EGFRm NSCLC treatment paradigm

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

Firmonertinib: Our Lead Development Candidate

Our lead development candidate is firmonertinib, an investigational, novel, EGFR mutant-selective TKI that we are developing for the treatment of patients with NSCLC harboring a broader set of EGFRm than are currently served by approved EGFR TKIs. Firmonertinib is currently approved and commercially distributed by Allist in China as a first-line treatment of locally advanced or metastatic NSCLC patients with classical EGFRm as well as pre-treated patients with T790M mutations. In addition, in an interim data readout from the FAVOUR trial of firmonertinib, reductions in tumor size have been observed in patients with exon 20 insertion mutations and activity in PACC mutations has been observed in an interm data readout from the FURTHER trial. Exon 20 insertion mutations and PACC mutations are each a subtype of uncommon mutation. Exon 20 insertions and PACC mutations account for approximately 22% of EGFRm NSCLC patients and are largely underserved by existing treatments. Firmonertinib has been studied in over 1000 patients, including over 450 patients outside China, across a broad dose range. We anticipate that favorable safety data, if obtained for firmonertinib, could allow for the administration of firmonertinib at different doses required for optimal activity in different EGFRm patient populations. Encouraging activity has been observed to date in both preclinical and clinical settings, including response in CNS metastases, in an interim data readout from our partner’s ongoing FAVOUR clinical trial in China with patients with exon 20 insertions, and in the ongoing FURTHER clinical trial in patients with PACC mutations globally.

Of particular note, firmonertinib exhibited elevated tissue distribution to the brain in preclinical studies. In these studies, the brain and plasma concentrations were measured in mice following a single dose of either firmonertinib or osimertinib and the brain-to-plasma calculated for both total drug (Kp) and unbound drug (Kp uu). Osimertinib was used as a reference compound in certain experiments as it has demonstrated clinical activity in patients with CNS metastases. As is noted in the chart below, these experiments showed that firmonertinib penetrated the blood-brain barrier at a rate similar to that of osimertinib.

Firmonertinib displayed brain penetrant properties similar to osimertinib in pre-clinical studies. When mice were administered a single dose of either firmonertinib or osimertinib, they penetrated the blood-brain barrier to a similar extent.

We are currently conducting our FURVENT clinical trial, a global, pivotal Phase 3 clinical trial of firmonertinib in first-line non-squamous locally advanced or metastatic NSCLC patients with exon 20 insertion mutations and we expect topline data in 2025. In addition, we are conducting our FURTHER trial, a Phase 1b dose escalation and expansion clinical trial in patients with EGFRm NSCLC, including a cohort with PACC mutations which has been fully enrolled, and we presented proof of concept data from this cohort in September 2024. Subject to review of data and regulatory feedback, we intend to initiate a registrational clinical trial for NSCLC patients with PACC mutations. Data from our partner’s completed and ongoing clinical trials and from our ongoing clinical trials are discussed below.

FURVENT — Our ongoing Phase 3 Clinical Trial in First-Line Non-Squamous Locally Advanced or Metastatic EGFRm NSCLC Patients with Exon 20 Insertion Mutations

We have completed enrolling patients in FURVENT, a global, pivotal Phase 3 clinical trial of firmonertinib in first-line non-squamous locally advanced or metastatic EGFRm NSCLC patients with exon 20 insertion mutations being conducted jointly with Allist. We designed a randomized clinical trial, integrating feedback from global regulatory agencies, that consists of three cohorts of 125 patients each, designed to evaluate the safety and efficacy of firmonertinib at two different dose levels, 160 mg and 240 mg, administered daily (QD) and compare therapeutic benefit to platinum-based chemotherapy cycles with pemetrexed, the clinical trial’s active control group. Participants in this clinical trial will continue to receive treatment until disease progression or discontinuation related to toxicity, with patients in the control group allowed to cross over into one of the two firmonertinib arms after disease progression. The primary endpoint of this trial is PFS per blinded independent central review utilizing RECIST 1.1 criteria. Secondary endpoints include ORR, overall survival (OS) and DOR, as well as brain-specific ORR and PFS in patients with brain metastases. We are currently enrolling patients in this clinical trial and anticipate top-line data for the use of firmonertinib as first-line therapy in patients with non-squamous locally advanced or metastatic EGFRm NSCLC with exon 20 insertion mutations in 2025. The FURVENT clinical trial’s study design is illustrated below:

FURTHER — Our Ongoing Phase 1b Clinical Trial in NSCLC Patients with EGFR Activating Mutations including PACC Mutations

We completed enrolling patients in FURTHER, an ongoing, global Phase 1b dose escalation and expansion clinical trial being conducted jointly with Allist. It is intended to evaluate the safety, pharmacokinetics and reduction in tumor size as a result of once-daily firmonertinib when used in locally advanced or metastatic non-squamous EGFRm NSCLC patients that have previously received systemic therapy and whose tumors contain EGFR activating mutations, including both classical and uncommon, as well as HER2 exon 20 insertion mutations. Cohort 4 specifically enrolls patients with EGFR PACC mutations. PACC mutations represent a group of approximately 70 EGFR activating mutations characterized by a structural displacement of the P-loop and/or αC-helix within EGFR’s kinase domain which impact drug binding for third generation EGFR TKIs such as osimertinib. PACC mutations can be identified along with the classical EGFR mutations using commercially available NGS panels. Currently, afatinib, a second-generation EGFR TKI has data supporting its use in two of the approximately 70 PACC mutations (S768I and G719X). Our preclinical data to date suggest that firmonertinib may have activity against a significantly broader number of PACC mutations. The first stage of the FURTHER clinical trial enrolled a broad group of EGFRm NSCLC patients to evaluate pharmacokinetics and safety in patients outside of China and identify a dose for the expansion cohorts shown below.

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
R
1:1
Arm A: 160 mg QD
N = 30
Arm B: 240 mg QD
N = 30

●	Cohort One is designed to enroll 20 patients with locally advanced or metastatic EGFR exon 20 insertion positive NSCLC who have previously received systemic treatment and may have received prior EGFRm targeting TKI therapeutic or amivantamab. Patients in Cohort One are to receive 240 mg firmonertinib once daily.
●	Cohort Two is designed to enroll 20 patients with locally advanced or metastatic HER2 exon 20 insertion positive NSCLC, a mutation and patient population that is distinct from the exon 20 mutation and patient population. Patients in Cohort Two will have previously received systemic treatment and are to receive 240 mg firmonertinib once daily.
●	Cohort Three is designed to enroll 20 patients with locally advanced or metastatic NSCLC with an EGFR-activating mutation other than exon 20 insertion or PACC mutations who have previously received systemic treatment. Patients with classical EGFRm must have received prior osimertinib therapy. Participants in Cohort Three are to receive 240 mg firmonertinib once daily.
●	Cohort Four is designed to enroll 60 patients with locally advanced or metastatic NSCLC with EGFR PACC mutations who are TKI-treatment naive. Patients in Cohort Four are randomized into two groups, one group of up to 30 patients to receive 160 mg firmonertinib once-daily and the other group of up to 30 patients administered 240 mg firmonertinib once-daily.

Pharmacokinetic data obtained in the first stage of the FURTHER clinical trial as of June 15, 2023 were consistent with initial pharmacokinetic data obtained in the FAVOUR clinical trial as of June 15, 2023 with similar steady-state levels of firmonertinib and its major metabolite, AST5902 (see figure below). The AEs in the FURTHER clinical trial have been consistent with the EGFR targeted TKI class in general, with diarrhea, stomatitis and rash being the most commonly observed TRAEs. The frequency of dose reduction and discontinuation due to AEs has remained low. Initial evidence of reduction in tumor size has been observed, with confirmed and unconfirmed partial responses to firmonertinib noted in NSCLC patients with mutations involving EGFR exon 20 insertions.

Firmonertinib has shown similar drug levels at steady state in both the FAVOUR and the FURTHER clinical trials

Reduction in tumor size observed in preclinical studies with firmonertinib in uncommon EGFR mutations

We advanced firmonertinib into clinical trials as a potential treatment for EGFR mutation-positive NSCLC involving uncommon mutations based on compelling data demonstrating reduction in tumor size in preclinical studies using mouse xenografts, as presented below.

As is detailed in the illustration presented below, in this LU0387 patient derived tumor xenograft model with an EGFR exon 20 insertion mutation H773_V774insNPH, once daily oral dosing of firmonertinib at 20 mg/kg, 30 mg/kg or 50 mg/kg, which equates to an approximate human dose of 40 mg, 160 mg or 240 mg respectively, was observed to induce significant tumor growth inhibition with regression of tumors at the 50 mg/kg dose with minimum change to bodyweight.

Firmonertinib displayed reduction in tumor size in EGFR exon 20 insertion mutations tumor model

Similar reduction in tumor size was observed in a Ba/F3 subcutaneous tumor xenograft model harboring a G724S PACC mutation as shown below. This PACC mutation is less sensitive to firmonertinib than other PACC mutations based on cell line data. The oral administration of 15 mg/kg, 30 mg/kg or 50 mg/kg firmonertinib one time per day produced pronounced significant inhibition of tumor growth with regression of tumors at the two higher doses. We believe the limited loss of body weight suggests that the drug was generally well tolerated.

Tumor growth inhibition was observed in an EGFR G724S PACC mutation tumor model with firmonertinib

The in vivo efficacy of firmonertinib was also evaluated in a subcutaneous Ba/F3 tumor xenograft model with a HER2 exon 20 insertion mutation V777_G778insGC as illustrated below. B-NDG mice administered an oral dose of 15 mg/kg, 30 mg/kg or 50 mg/kg firmonertinib once daily were observed to exhibit significant tumor growth inhibition with regression at the two higher doses. Moreover, firmonertinib appeared generally well tolerated with minimal change in body weight.

Reduction in tumor size was observed in a HER2 exon 20 insertion mutation tumor model with firmonertinib

FURTHER Cohort 4 — Our Ongoing Phase 1b Clinical Trial in NSCLC Patients with EGFR Activating PACC Mutations

The FURTHER clinical trial cohort 4 enrolled 60 patients with locally advanced or metastatic NSCLC with EGFR PACC mutations who are TKI-treatment naive. Patients in Cohort 4 are randomized into two groups, one group of up to 30 patients to receive 160 mg firmonertinib once-daily and the other group of up to 30 patients administered 240 mg firmonertinib once-daily. Patients with asymptomatic metastases involving the CNS are allowed to participate in the trial. The primary endpoint of this trial is ORR as measured by the Response Evaluation Criteria In Solid Tumors (version 1.1) by Blinded Independent Central Review. Secondary endpoints include DOR sustained, disease controlled without progression of the disease (DCR), PFS, OS and safety. DOR, PFS and OS are not yet being reported due to the data being immature as of the data cutoff date of June 20, 2024. Follow-up evaluations with trial participants are conducted every six weeks. The baseline characteristics of the 60 patients enrolled in the FURTHER clinical trial are described in the following table.

As of June 20, 2024, initial interim data was available from the 45 patients who have had measurable disease at baseline by blinded independent central review committee (BICR), had received at least two tumor assessments, had progressive disease or death, or discontinued from treatment. Of these 45 patients 23 are in the 240mg first line PACC patient group and 22 are in the 160mg first line PACC patient group. Safety data were available for all 60 patients. Based on these data, reduction in tumor size was observed across all cohorts. Confirmed ORRs by BICR (defined as a reduction in tumor size of at least 30% from the baseline in a patient without evidence of progression) were 64% among the 240mg cohort and 35% among the 160 mg cohort. Confirmed ORRs by investigator review (defined as a reduction in tumor size of at least 30% from the baseline in a patient without evidence of progression) were 68% among the 240mg cohort and 52% among the 160 mg cohort. The disease control rate (DCR) by BICR, which includes complete responses, partial responses and stable disease, was 100% and 91% for each of these respective trial cohorts, respectively.

The extent of change in tumor size was evaluated across patients and shown in the figure below. Median tumor size reduction of 51% was observed in the 240 mg cohort and 34% was observed in the 160 mg cohort. Patients on average achieved greater tumor size reduction in the 240 mg dose versus the 160 mg dose. Tumor size reduction was observed across the different PACC mutations (frequent, less frequent, single and compound mutations).

Tumor size reduction was observed in different PACC mutations with firmonertinib

Responses occurred rapidly with most patients having a partial response by the first tumor assessment at six weeks with responses ongoing in many patients as denoted in the figure below.

Confirmed CNS responses were also observed in response evaluable patients as denoted in the figure below.

Firmonertinib was observed to be generally well tolerated and demonstrated safety results similar to prior firmonertinib trials. The table below summarizes this safety and tolerability data collected in the FURTHER trial as a whole and in Cohort 4 specifically, as of July 5, 2024:

FAVOUR — Ongoing Phase 1b Clinical Trial in NSCLC Patients with EGFR Exon 20 Insertion Mutations

The FAVOUR clinical trial is a 90-patient, Phase 1b clinical trial being conducted by Allist in China that is intended to assess the safety and efficacy of firmonertinib in locally advanced or metastatic NSCLC patients who have EGFR exon 20 insertion mutations. This 90-patient clinical trial consists of 3 treatment cohorts of 30 patients each. Eligibility criteria include both adult patients with one or more measurable lesions who are either treatment-naïve, or first-line patients, or have previously received systemic therapy. Patients with asymptomatic metastases involving the CNS are allowed to participate in the trial. First-line patients receive 240 mg firmonertinib once daily. Patients that have received prior treatment are randomized to receive either 160 mg or 240 mg of firmonertinib once daily. The primary endpoint of this trial is ORR as measured by the RECIST version 1.1 by BICR. Secondary endpoints include DOR sustained, disease controlled without progression of the disease (DCR), PFS, overall survival (OS) and safety. OS is not reported due to the data being immature as of the data cutoff date of June 15, 2023. Follow-up evaluations with trial participants are conducted every six weeks. In the treatment-naïve population, firmonertinib is being evaluated as a first-line therapy. The baseline characteristics of the 86 patients enrolled in the FAVOUR clinical trial as of June 15, 2023 are described in the following table.

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

Tumor size reduction was observed in all EGFR exon 20 insertion mutation subtypes with firmonertinib

Responses occurred rapidly with most patients having a partial response by the first tumor assessment at six weeks with responses ongoing in many patients as denoted in the figure below.

Firmonertinib was observed to be generally well tolerated and demonstrated safety results similar to prior firmonertinib trials. As of June 15, 2023, the following six (n=86) TRSAEs were observed: abnormal hepatic function (1), decreased platelet count (2), abnormal uterine bleeding (1), interstitial lung disease (1) and diarrhea (1). As of June 15, 2023, the following 21 (n=86) treatment-emergent serious adverse events (TESAEs) were observed: pleural effusion (6), pulmonary embolism (2), dyspnoea (1), interstitial lung diseases (1), decreased platelet count (2), increase lipase (1), pericardial effusion (3), pneumonia (3), cerebral infarction (1), abnormal uterine bleeding (1), depression (1), abnormal hepatic function (1), diarrhea (1), colon adenocarcinoma (1) and venous thrombosis (1). When AEs occurred, they were generally consistent with known class effects of EGFR TKIs. TRAEs of Grade 3 or higher deemed related to the study drug were noted in 13% among treatment-naïve patients, and 18% and 29% among previously treated patients dosed at the 160 mg and 240 mg daily level, respectively. TRAEs that led to dose interruption occurred in 14% of patients who received a 160 mg daily dose, 32% among previously treated patients who received a 240 mg daily dose and 23% among patients in the first-lint patient cohort. TRAEs that led to a reduction in dose occurred in 13% of untreated patients at the 240 mg dose and 11% and 18% among previously treated patients who received a 160 mg or 240 mg daily dose, respectively. The rate of trial discontinuation related to TRAEs was low, with only two trial patients ending trial participation because of AEs across all treatment cohorts. The table below summarizes this safety and tolerability data as of June 15, 2023:

The most frequent TRAEs as of June 15, 2023 are detailed in the table below. The majority of these AEs were grade 1 or 2 and commonly associated with EGFR TKIs as a class.

SHP2 Combination Trial — Ongoing Phase 1b Clinical Trial in Classical EGFRm NSCLC Patients

SHP2 is a protein tyrosine phosphatase that has an important role in the signaling pathway downstream of EGFR. Activating SHP2 mutations have been observed in breast, lung and colorectal cancers, among others, which underscores the central role of SHP2 in tumor cells in transmitting growth signals to rat sarcoma RAS. Besides transmitting growth signals from EGFR, SHP2 also participates in signal transduction processes of other receptor tyrosine kinase that can confer resistance to EGFR TKI such as MET. In preclinical EGFRm NSCLC tumor xenograft models small molecular inhibitors of SHP2 can further potentiate the activity of EGFR TKI and overcome resistance conferred by activated MET signaling. We therefore believe that the combination of firmonertinib with a potent and specific SHP2 inhibitor may further potentiate firmonertinib activity and prevent the outgrowth of resistant tumor cells. We have therefore initiated a Phase 1b clinical trial combining firmonertinib with a SHP2 inhibitor ICP-189 being developed by InnoCare. Preclinical studies with osimertinib demonstrated the encouraging activity of this combination in preventing resistance from developing and we believe similar results will be obtained in preclinical studies with firmonertinib based on a common mechanism of action.

The Phase 1b trial is designed to evaluate the safety, pharmacokinetics and preliminary efficacy of the firmonertinib-ICP-189 combination in EGFRm NSCLC involving classical mutations and we dosed the first patient in March 2024. An expansion cohort in patients previously treated with a third-generation EGFR TKI is initiated with potential proof of concept in second-line classical EGFRm NSCLC expected to become available in 2026.

Planned Adjuvant Study in NSCLC Patients with Uncommon EGFRm, including Exon 20 Insertion and PACC Mutations

We intend to participate in a single multicenter, randomized, global pivotal Phase 3 clinical trial initiated in China to investigate the potential benefit of firmonertinib when administered to adult patients with Stage Ib to IIIb EGFRm NSCLC, after surgical resection. Eligibility in this clinical trial is restricted to patients with uncommon EGFR mutations including PACC, exon 20 insertion and other uncommon EGFRm. Participants are to be randomized on a 1:1 basis to receive either firmonertinib or placebo for three years and stratified based on stage of disease, mutation type and geographic origin. Participants are to receive firmonertinib daily over a three-year period with the primary endpoint to be disease free survival with secondary endpoints being OS and safety. We intend to participate in this clinical trial in 2026.

FURLONG — Completed Phase 3 Clinical Trial in Classical EGFRm First-Line NSCLC Patients

FURLONG was a 358-patient randomized, double-blinded, multi-center clinical trial with an active control arm, conducted in China by Allist, designed to compare the safety and efficacy of once daily dosing of 80 mg firmonertinib to 250 mg of gefitinib as first-line therapy in patients with locally advanced or metastatic NSCLC with classical EGFRm. Data from this trial supported the 2022 approval of firmonertinib in China for this patient population. The 358 patients enrolled in this Phase 3 trial were randomized on a 1:1 basis to receive either 80 mg of firmonertinib or 250 mg gefitinib orally as monotherapy in three-week cycles. All patients in the FURLONG clinical trial had either advanced Stage 3 or Stage 4 disease. Each cohort enrolled a similar number of women and non-smokers and the distribution of classical mutation type was comparable, as was the number of patients with metastatic disease involving the central nervous system. The patient demographic information is illustrated below.

*	Eastern Cooperative Oncology Group performance status scale

Firmonertinib demonstrated improved efficacy results as compared to gefitinib in the FURLONG clinical trial

Firmonertinib demonstrated clinically meaningful and statistically significant therapeutic benefit as compared to gefitinib in the FURLONG clinical trial. In this clinical trial, we saw patients with firmonertinib lived longer without progression of disease. Median PFS in the patient cohort that was treated with firmonertinib was 20.8 months as compared to 11.1 months for the cohort that received gefitinib, representing a hazard ratio of 0.443 with p value <0.0001. The ORR in the firmonertinib cohort, which included clinical trial participants exhibiting either a complete response or a partial response to therapy, was 89% as compared to 84% in the gefitinib arm of the trial. The Kaplan-Meier curve of progression free survival in both cohorts is illustrated in the chart presented below.

Firmonertinib demonstrated improved safety results as compared to gefitinib in the FURLONG clinical trial

Firmonertinib also demonstrated favorable safety results as compared to gefitinib in the FURLONG clinical trial. Despite an extended median duration of exposure to firmonertinib of 18.3 months as compared to 11.2 months among patients in the gefitinib cohort, firmonertinib administration resulted in fewer Grade 3 TRAEs as compared to gefitinib, 11.2% versus 17.9%, and fewer treatment-related serious adverse events, 5.6% versus 6.1%. The following TRSAEs were observed in ten patients (n=178) in the FURLONG study: increased alanine aminotransferase (4), increased aspartate aminotransferase (3), cerebral infraction (2), abnormal hepatic function (1), decreased blood fibrinogen (1), decreased platelet count (1), diarrhea (1), cholecystitis (1), cholelithiasis (1), pancreatitis (1), gastroenteritis (1), and gastritis (1). The following TESAEs were observed in 44 patients (n=178) in the FURLONG study: pleural effusion (5), cerebral infarction (5), increased alanine aminotransferase (4), increased aspartate aminotransferase (3), pneumonia (3), dyspnoea (2), respiratory failure (2), pulmonary embolism (2), abnormal hepatic function (1), decreased blood fibrinogen (1), decreased platelet count (1), diarrhea (1), cholecystitis (1), cholelithiasis (1), pancreatitis (1), gastroenteritis (1), gastritis (1), and death (1). The rate of trial discontinuation related to TRAEs was 3.4%, with six trial patients ending trial participation because of AEs, one as a result of each of interstitial lung disease, hyperbilirubinemia, visual impairment, ECG QT prolongation, ALT/AST elevation and decreased platelet count.

Firmonertinib exhibited superior efficacy results in the treatment of CNS metastases in the FURLONG clinical trial

Of the 358 patients enrolled in FURLONG, 60 had measurable CNS lesions that could be evaluated. Among trial participants with measurable CNS metastases, firmonertinib produced a confirmed CNS metastases specific ORR of 91% vs. 65% for gefitinib. In the full analysis set of 133 patients who had measurable or non-measurable CNS metastases the median CNS metastases specific progression free survival was 20.8 months for firmonertinib versus 9.8 months for the cohort that received gefitinib. Additionally, in a post-hoc analysis of patients that did not present with CNS lesions at enrollment, none of the patients who were treated with firmonertinib developed new lesions related to CNS metastases during the trial period. Among gefitinib patients, 8 trial participants developed such lesions. We believe this difference reflects firmonertinib’s enhanced potential to cross the blood-brain barrier which we believe may enable the prevention of CNS metastases.

Molecular Structure of Firmonertinib

The molecular structure of firmonertinib is shown below. Firmonertinib contains an acrylamide side chain to confer irreversible binding to the EGFR kinase domain that may result in prolonged target inhibition and a flexible trifluoroethoxy side chain linked to a pyridine to provide additional contact points in the drug binding pocket, which we believe may enable improved binding across EGFR mutants as modeled below. It is believed that these two features of firmonertinib work together to enable broad inhibition of both classical and uncommon EGFR mutations such as exon 20 insertions and PACC mutations. In addition, the active metabolite of firmonertinib, AST5902 retained mutation specificity in vitro, which we believe may minimize toxicity due to EGFR inhibition in non-cancer cells.

The molecular structure of firmonertinib contains numerous advantageous features

The chemical structure of Firmonertinib

A trifluoroethoxy side chain was included to provide additional contact points across different EGFR mutant subtypes

Our Antibody Drug Conjugate Collaborations

ADCs have emerged as an important therapeutic approach to delivering potent chemotherapy more directly to tumor cells which express a target on its cell surface while avoiding toxicity to normal cells which express the target at lower levels. However, currently available ADCs that utilize conventional antibodies that bind a single target as the drug delivery vehicle are still plagued by dose limiting and chronic toxicities. In addition target expression tends to be heterogeneous within a tumor which can limit efficacy and/or restrict ADC use to only tumors that have high and mostly homogenous target expression.

Our Aarvik Antibody Drug Conjugate Collaboration

To overcome the limitations of conventional ADCs we are advancing the development of next-generation ADCs through a research collaboration with Aarvik. Leveraging Aarvik’s proprietary multi-target, multivalent antibody and site-specific conjugation platform, we have an ongoing research collaboration in an effort to develop an ADC that is potentially both safer and more effective than a conventional single target bivalent ADC. We identified a lead candidate (ARR-002) and initiated IND-enabling activities.

Our Alphamab Antibody Drug Conjugate Collaboration

In addition to our Aarvik ADC Collaboration, we established an ADC collaboration with Alphamab in June 2024. We are working with Alphamab to leverage their proprietary linker-payload platform and glycan-conjugation technology to identify novel ADCs for oncology indications globally, except greater China, which includes mainland China, Hong Kong, Macau and Taiwan where Alphamab retains the right to develop and commercialize ADCs.

Our Lepu Biopharma Antibody Drug Conjugate Collaboration

We also established an ADC collaboration with Lepu Biopharma in January 2025, to gain ex-Greater China, which includes mainland China, Hong Kong, Macau and Taiwan, rights to ARR-217.

Licenses, Partnerships and Collaborations

Allist Agreements

Global Technology Transfer and License Agreement

On June 30, 2021 (the Effective Date), we entered into a Global Technology Transfer and License Agreement with Allist, as amended on November 6, 2023 (the Allist License Agreement), pursuant to which (i) Allist granted to us an exclusive (even as to Allist and its affiliates), royalty-bearing, sublicensable license under certain intellectual property (including patents and know-how) owned or controlled by Allist to develop, manufacture and commercialize any product (the Licensed Product) containing firmonertinib or any of its salts or derivatives as an active ingredient (the Licensed Compound), for all uses (the Field), in all countries and territories (the Licensed Territory) other than greater China, which includes mainland China, Hong Kong, Macau and Taiwan (the Retained Territory); and (ii) we granted Allist a non-exclusive sublicensable license to use (1) any information, data and results that relate solely and exclusively to the Licensed Product and which we generate or collect in the conduct of clinical trials or preclinical activities in the Licensed Territory and (2) any improvements or enhancements that we make or discover under the License Agreement to the know-how licensed to us and is owned or controlled by us, to develop, manufacture, and commercialize the Licensed Compound and the Licensed Product for all uses in the Retained Territory.

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

On August 9, 2024, we entered into an amendment and restatement of the Aarvik Collaboration Agreement (the Amended and Restated Aarvik Collaboration Agreement). Under the Amended and Restated Aarvik Collaboration Agreement, Aarvik granted us an exclusive option (the Option) to obtain exclusive rights to certain of Aarvik’s intellectual property for the research, development, manufacture, use, commercialization, or other exploitation of the novel ADCs. Under the Amended and Restated Aarvik Collaboration Agreement, we are required to pay Aarvik a collaboration initiation fee and research fees as provided in the SOWs. We exercised the exclusive option simultaneously with entry into the Amended and Restated Aarvik Collaboration Agreement.

The parties have appointed a joint research committee, comprised of our representatives and representatives from Aarvik, to oversee the parties’ research collaboration activities under the Amended and Restated Aarvik Collaboration Agreement. Aarvik has agreed, during the term of the Aarvik Collaboration and following our exercise of the Option, to certain exclusivity and ownership provisions with respect to ADCs.

Under the Amended and Restated Aarvik Collaboration Agreement, we are required to pay Aarvik a collaboration execution fee and research fees as provided in the SOWs. We have incurred $4.9 million of fees through December 31, 2024. We further agreed to reimburse Aarvik for actual costs incurred in procuring other materials Aarvik will actually use in performing activities under the applicable SOWs. Because we have exercised the Option, we were required to make a one-time non-refundable option exercise payment of low single-digit millions and we will be obligated to make milestone payments to Aarvik upon the achievement of specific regulatory and sales milestone events related to the Aarvik Collaboration as specified and determined in the Amended and Restated Aarvik Collaboration Agreement. Combined regulatory milestone payments and sales milestone payments will not exceed $98.0 million per product. During the Aarvik Collaboration Royalty Term (as defined below), we are also obligated to pay Aarvik tiered royalties on aggregate net sales of products developed under the Aarvik Collaboration and commercialized by us or on our behalf at royalty rates in the mid-single digits, and we must also pay to Aarvik’s upstream licensor a royalty of less than 1% on such net sales. Our obligation to pay royalties for each product, calculated on a product-by-product and jurisdiction-by-jurisdiction basis, begins from the date of the first commercial sale of each product within a given jurisdiction and extends until the earliest of (a) the first approval of a biosimilar product related to such product in such jurisdiction, which is made and sold by a different company, meeting specific government regulatory standards, (b) an anniversary of the date of the first commercial sale of such product in such jurisdiction, or (c) the expiration of the last valid claim of a patent included in the Collaboration IP that pertains to the any ADC generated within Aarvik Collaboration or any derivative thereof featured in such product within such jurisdiction (the Aarvik Collaboration Royalty Term).

The Amended and Restated Aarvik Collaboration Agreement will remain in full force and effect until the expiration of all Aarvik Collaboration Royalty Terms for all products under the Amended and Restated Aarvik Collaboration Agreement, unless terminated earlier. On a jurisdiction-by-jurisdiction and product-by-product basis, following the expiration of the Aarvik Collaboration Royalty Term, the license granted to us hereunder will become nonexclusive, perpetual, irrevocable, fully-paid and royalty-free. We can terminate the Amended and Restated Aarvik Collaboration Agreement for convenience. Either party can terminate the Amended and Restated Aarvik Collaboration Agreement for material breach that is not cured within a specified period, or for the other party’s insolvency or certain bankruptcy events. Upon termination of the Amended and Restated Aarvik Collaboration Agreement with respect to the Target Pair or any given product, the licenses granted by Aarvik will terminate with respect to the applicable terminated Target Pair or product, and unless the Amended and Restated Aarvik Collaboration Agreement is terminated by us for Aarvik’s uncured breach or insolvency, then the Collaboration IP will be assigned back to Aarvik. If the Amended and Restated Aarvik Collaboration Agreement is terminated only with respect to a particular jurisdiction (but not all jurisdictions) and a specific Target Pair or product, then we will grant to Aarvik an exclusive and fully paid-up right and license to use the licensed IP with respect to the terminated Target Pair or product in such jurisdiction.

InnoCare Clinical Collaboration Agreement

On June 23, 2023, we entered into a Clinical Collaboration Agreement (the InnoCare Collaboration Agreement) with InnoCare, pursuant to which we and InnoCare agreed to contribute resources to a clinical trial evaluating the use of firmonertinib in combination with InnoCare’s ICP-189, a SHP2i (the InnoCare Collaboration Clinical Trial). Pursuant to the InnoCare Collaboration Agreement, we and InnoCare have mutually granted to each other a non-exclusive license to certain of the granting party’s intellectual property solely for the purpose of conducting the InnoCare Collaboration Clinical Trial.

Under the InnoCare Collaboration Agreement, InnoCare has the right to use firmonertinib solely for the InnoCare Collaboration Clinical Trial. We and InnoCare have agreed that InnoCare is the regulatory sponsor for the InnoCare Collaboration Clinical Trial and has the sole right and responsibility to prepare all regulatory filings related to the InnoCare Collaboration Clinical Trial, including the protocol and IND filings, conduct the InnoCare Collaboration Clinical Trial, and communicate with regulatory authorities with respect to the InnoCare Collaboration Clinical Trial.

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

Upon the completion of the InnoCare Collaboration Clinical Trial, InnoCare will lead the analysis of the results of the InnoCare Collaboration Clinical Trial and will provide us with the final report for the InnoCare Collaboration Clinical Trial for our comments. InnoCare has also agreed to provide us with any raw data generated from the InnoCare Collaboration Clinical Trial to the extent permissible by law. The final report and any raw data (collectively, the InnoCare Collaboration Report) from the InnoCare Collaboration Clinical Trial are jointly owned by us and InnoCare. We may not, without InnoCare’s prior consent, use the InnoCare Collaboration Report for purposes of developing or commercializing ICP- 189 alone or in combination with firmonertinib. InnoCare may not, without our prior consent, use the InnoCare Collaboration Report for purposes of developing or commercializing firmonertinib alone or in combination with ICP-189.

Under the InnoCare Collaboration Agreement, we and InnoCare have agreed to equally share all incurred costs associated with the InnoCare Collaboration Clinical Trial in accordance with a mutually agreed upon budget and have agreed to provide each other with periodic expense reports detailing costs related to the InnoCare Collaboration Clinical Trial. As of December 31, 2024, we recognized approximately $0.5 million of research and development expenses related to incurred costs associated with the InnoCare Collaboration Clinical Trial. We and InnoCare have agreed to discuss such expense reports and determine the calculation of net amounts owed by one party to the other to ensure the appropriate equal sharing of costs associated with the InnoCare Collaboration Clinical Trial. If we or InnoCare become aware of any costs that may be in excess of the costs set out in the budget for the InnoCare Collaboration Clinical Trial, then the respective party shall notify the other party and we and InnoCare shall discuss such costs in order to determine if such costs are permissible. InnoCare shall have the sole right to make the final decision on matters relating to the excess costs related to the InnoCare Collaboration Clinical Trial; however, we maintain the right to opt out of participating in the InnoCare Collaboration Clinical Trial if the costs surpass a certain threshold above the budget, provided that we will not have rights to the InnoCare Collaboration Report.

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

Alphamab Collaboration

On June 4, 2024, we entered into a Research and Collaboration Agreement with Alphamab, a wholly owned subsidiary of Alphamab Oncology, pursuant to which the Company and Alphamab will discover, develop and commercialize novel antibody drug conjugates for the treatment of cancers (the Alphamab Agreement).

Under the Alphamab Agreement, and subject to our payment to Alphamab of the applicable research costs, Alphamab will grant us an exclusive, royalty-bearing, sublicensable license under certain Alphamab intellectual property and joint intellectual property to develop and commercialize such products in all fields of use worldwide, except greater China, which includes mainland China, Hong Kong, Macau and Taiwan (the “Retained Territory”). Alphamab retains the right to develop and commercialize such products in the Retained Territory. Under the Alphamab Agreement, we granted to Alphamab a royalty-free, perpetual license, which is exclusive during the term of the Alphamab Agreement and non-exclusive thereafter, under all intellectual property rights conceived, discovered, developed or otherwise made solely by us or jointly with Alphamab pursuant to the activities under the Alphamab Agreement for any and all purposes within the Retained Territory. Upon commencement of activities to manufacture the products for use in certain clinical trials, Alphamab will grant us a royalty-bearing license under certain Alphamab intellectual property to manufacture the applicable products. Under the Alphamab Agreement, Alphamab is entitled to an upfront payment and potential development and sales milestone payments of up to an aggregate of $615.5 million from us. Additionally, Alphamab is entitled to receive royalties in the low- to mid- single digit percent range on net sales of products outside greater China that may arise from the Alphamab Agreement.

The Alphamab Agreement is subject to termination (i) by either party for customary purposes, including the material breach by or bankruptcy of the other party, (ii) by us for convenience, (iii) by Alphamab due to our challenge of certain patents held by Alphamab, or (iv) by Alphamab on a product-by-product basis due to our failure to carry out certain diligence obligations or in certain instances if there is a change of control of the Company.

Lepu Agreement

On January 21, 2025, ArriVent entered into an Exclusive License Agreement (the “Lepu Biopharma Agreement”) with Lepu Biopharma, pursuant to which Lepu Biopharma granted us a right to develop and commercialize ARR-217 (MRG007), an antibody drug conjugate for gastrointestinal cancers outside greater China, which is mainland China, Hong Kong, Macau and Taiwan.

Under the Lepu Biopharma Agreement, Lepu Biopharma granted to us: (i) an exclusive, royalty-bearing, sublicensable license under certain intellectual property owned or controlled by Lepu Biopharma, to develop, manufacture and commercialize any product containing ARR-217 for all uses in all countries and territories other than Greater China, which is mainland China, Hong Kong, Macau and Taiwan (the “ArriVent Territory”); and (ii) a non-exclusive license under certain intellectual property controlled by Lepu Biopharma to develop, manufacture and commercialize any product containing ARR-217 for use in oncology in the ArriVent Territory. Under the Lepu Biopharma Agreement, Lepu Biopharma is entitled to receive a one-time upfront payment and near-term milestone payments totaling $47.0 million in cash and is eligible to receive up to $1.16 billion in development, regulatory and sales milestones and tiered royalties in high single-digit to low-teen percentages on net sales in the ArriVent Territory.

The Lepu Biopharma Agreement is subject to termination: (i) by either party, subject to specified cure periods, for the material breach by the other party or the bankruptcy or insolvency of the other party, (ii) by us for convenience, subject to a specified notice period, (iii) by Lepu Biopharma due to our challenge of certain patents controlled by Lepu Biopharma, or (iv) by Lepu Biopharma due to our failure to carry out certain diligence obligations.

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

Currently, we rely on, and have agreements with, two third-party contract manufacturers, Zhejiang Raybow Pharmaceutical Company., Ltd. (Raybow) and WuXi SynTheAll Pharmaceutical company, Ltd. (WuXi STA) to supply the drug substance for firmonertinib to be used in on-going and planned clinical trials and with WuXi STA, with whom we have executed technology transfer related to the manufacture of drug product, to manufacture the clinical trial and initial commercial launch supplies of firmonertinib drug product. Both of our third-party contract manufacturers are located in China, but WuXi STA has manufacturing capabilities globally, including in the United States and Europe. We expect to enter into commercial supply agreements with WuXi STA for both drug substance and drug product prior to any potential approval of firmonertinib. We expect to rely on manufacturers in China for ARR-217 drug substance and drug product for use in initial clinical studies and also expect to rely on WuXi XDC Cayman, Inc., (WuXi XDC) for the manufacture of ARR-002 drug product and drug substances for initial clinical studies.

Firmonertinib drug product is manufactured via conventional pharmaceutical processing procedures, employing commercially available excipients and packaging materials. The procedure and equipment employed for manufacture and analysis are consistent with standard organic synthesis or pharmaceutical production, and are transferable to a range of manufacturing facilities, if needed. We intend to also maintain the current drug substance manufacturer as part of our supply chain strategy.

The BIOSECURE Act was introduced in 2024 but has not become law, and there remains potential for its reintroduction in the current congressional session. If reintroduced and enacted, the legislation would prohibit federal agencies from entering into procurement contracts with an entity that uses biotechnology equipment or services from a biotechnology company of concern. Accordingly, we are taking measures to strengthen our supply chain in the event that Raybow, WuXi STA or one of our other manufacturers is impacted. We intend to identify alternative potential manufacturers to ensure we have a sufficient stockpile of drug substance and drug product in the United States. We will also continue to closely monitor geopolitical risk and implement additional mitigations and supply chain redundancies, as needed. See the risk factor entitled “We currently rely on a Chinese third party for the manufacture of firmonertinib and ARR-217, for clinical development, and future supply of firmonertinib, and expect to continue to rely on third parties for the foreseeable future. This reliance on third parties increases the risk that we will not have sufficient quantities of firmonertinib or ARR-217 or such quantities at an acceptable cost, which could delay, prevent or impair our development or potential commercialization efforts.”

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

Companies that compete with us directly on the level of commercialization or development of product candidates targeting EGFR mutation-positive NSCLC include, but are not limited to, AstraZeneca, Johnson & Johnson, Blossom Hill Therapeutics, Dizal Pharmaceutical, Oric Pharmaceuticals, Black Diamond Therapeutics, Inc., Cullinan Therapeutics, Inc., Taiho Pharmaceutical Co., Ltd., Boehringer Ingelheim and Bayer AG.

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

Through our licensor Allist, we have sought and obtained patent protection in the United States and internationally related to firmonertinib. For firmonertinib and our future product candidates our strategy is to pursue patent protection covering compositions of matter and methods of use. In addition, we seek to identify additional means of obtaining patent protection including formulation and dosing regimen-related claims, as well as manufacturing-related claims, which may enhance our commercial success. We may also rely on trade secrets that may be important to the development of our business. Trade secrets are difficult to protect and provide us with only limited protection. As of December 31, 2024, our intellectual property portfolio for firmonertinib includes issued patents and pending patent applications in the U.S. and internationally.

With regard to the firmonertinib molecule itself, we exclusively license from Allist two issued patents in the US, and one issued patent in each of, Canada, Europe, Japan and South Korea. These patents are expected to expire in 2035, assuming payment of all appropriate maintenance, renewal, annuity or other governmental fees, and without taking potential patent term extensions or adjustments into account. The U.S. patents are reissue patents covering firmonertinib, other compounds represented by a general formula, and pharmaceutically acceptable salts of such compounds; the patents also cover related pharmaceutical compositions, methods for treating an EGFR activating or resistant mutation mediated lung cancer and methods for selectively inhibiting an EGFR activating or resistant mutation over a wild-type EGFR to a lung cancer patient.

With regard to mesylate salts of firmonertinib, we exclusively license from Allist one issued patent in each of the United States, Canada, Europe, Japan and South Korea. The U.S. patent covers mesylate salts of firmonertinib, as well as pharmaceutical compositions, methods for preparing such mesylate salts and methods for treating a patient suffering from cancers. With regard to crystalline forms, we also exclusively license from Allist one issued patent in each of the United States, Canada, Europe, Japan and South Korea. The U.S. patent covers two crystaline forms of mesylate salts of firmonertinib, as well as pharmaceutical compositions, methods for preparing such crystaline forms, and methods for treating a patient suffering from cancers. Collectively, these patents are expected to expire in 2037, assuming payment of all appropriate maintenance, renewal, annuity or other governmental fees and without taking potential patent term extensions or adjustments into account.

With regards to methods of manufacturing firmonertinib, we exclusively license from Allist two pending patent applications in each of the United States and Europe. These applications, if issued, would expire in 2043.

With regard to methods of use for firmonertinib, we exclusively license from Allist one Patent Cooperation Treaty (PCT) patent application and two families of national stage patent applications pending in multiple countries, including United States, Canada, Europe, Japan and South Korea. The national stage patent application families relate to use of firmonertinib to treat disease, such as NSCLC, in patients (a) having exon 20 insertion mutations or (b) having an HER2 exon 20 insertion mutation and/or EGFR rare mutation, respectively, as well as pharmaceutical compositions containing therapeutically effective amounts of firmonertinib. The PCT application relates to use of firmonertinib to treat disease, such as NSCLC, in patients having EGFR PACC mutations, as well as pharmaceutical compositions containing therapeutically effective amounts of firmonertinib. Any U.S. or foreign patents issued from the national stage applications or the national stage filings of the PCT patent application are expected to expire in 2042 (pending national stage application) or 2043 (PCT patent application), assuming payment of all appropriate maintenance, renewal, annuity or other governmental fees and that national phase entries are timely made based upon the pending PCT applications and without taking potential patent term extensions or adjustments into account.

Aarvik has exclusively licensed us one PCT application relating to antibody scaffolds and ADCs comprising such scaffolds and two U.S. provisional applications relating to antibody scaffolds and ADCs comprising such scaffolds, including ARR-002. Any U.S. or foreign patents issued from national stage filings of the PCT patent application, and any U.S. or foreign patents issued from the provisional application, are expected to expire in 2044 and 2045, respectively, without taking into account any patent term adjustments or extensions.

Lepu Biopharma has exclusively licensed us two PCT applications relating to antibodies and ADCs, including ARR-217. Any U.S. or foreign patents issued from such application are expected to expire in 2045, without taking into account any patent term adjustments or extensions.

We may file additional patent applications in support of current and new product candidates as well as new platform and core technologies.

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

Clinical trials to support new drug applications (NDAs) or biologics license applications (BLAs) for marketing approval of pharmaceutical or biological products, respectively, are typically conducted in three sequential phases, but the phases may overlap or be combined. In Phase 1, the initial introduction of the product candidate into healthy human subjects or patients, the drug is tested to assess metabolism, pharmacokinetics, pharmacological actions, side effects associated with increasing doses, and, if possible, early evidence of effectiveness. Phase 2 usually involves trials in a limited patient population with a specified disease or condition to preliminarily evaluate the effectiveness of the product candidate for a particular indication, determine dosage tolerance and optimum dosage, and to identify possible adverse effects and safety risks. If a product candidate demonstrates evidence of effectiveness and an acceptable safety profile in Phase 2 evaluations, Phase 3 trials are undertaken to further evaluate dosage, obtain substantial evidence of clinical efficacy and further test for safety in a larger number of patients, typically at geographically dispersed clinical trial sites, to permit FDA to evaluate the overall benefit-risk relationship of the product candidate and to provide adequate information for the labeling of the drug. In most cases, the FDA requires two adequate and well-controlled clinical trials to demonstrate the efficacy of the therapeutic product candidate. Results from a single adequate and well-controlled trial may be sufficient in rare instances, such as: (i) where the study is a large multicenter trial demonstrating internal consistency and a statistically very persuasive finding of a clinically meaningful effect on mortality, irreversible morbidity or prevention of a disease with a potentially serious outcome and confirmation of the result in a second trial would be practically or ethically impossible; or (ii) when submitted in conjunction with other confirmatory evidence. Moreover, post-approval trials, sometimes referred to as “Phase 4” clinical trials, may be conducted after initial marketing approval. These trials are used to gain additional experience from the treatment of patients in the intended therapeutic indication. In certain instances, the FDA may mandate the performance of “Phase 4” clinical trials

Congress also recently amended the FDC Act to require sponsors of a Phase 3 clinical trial, or other “pivotal study” of a new drug or biologic to support marketing authorization, to design and submit a diversity action plan for such clinical trial. The action plan must include the sponsor’s diversity goals for enrollment, as well as a rationale for the goals and a description of how the sponsor will meet them. Sponsors must submit a diversity action plan to the FDA by the time the sponsor submits the relevant clinical trial protocol to the agency for review. The FDA may grant a waiver for some or all of the requirements for a diversity action plan. If the FDA objects to a sponsor’s diversity action plan or otherwise requires significant changes to be made, it could delay initiation of the relevant clinical trial.

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

Congress is required to re-authorize the agency’s user fee programs every five years, and current legislative provisions supporting the prescription drug-specific program are set to expire on September 30, 2027. The FDA has 60 days from its receipt of an NDA or BLA to determine whether the application will be filed based on the agency’s threshold determination that it is sufficiently complete to permit substantive review. The FDA may request additional information rather than accept an NDA or BLA for filing. In this event, the NDA or BLA must be resubmitted with the additional information. The resubmitted application also is subject to review before the FDA accepts it for filing. Once the submission is filed, the FDA begins an in-depth review to determine, among other things, whether a product is safe and effective for its intended use and whether its manufacturing is cGMP-compliant to assure and preserve the product’s identity, strength, quality and purity. Under the Prescription Drug User Fee Act (PDUFA) guidelines that are currently in effect, the FDA has a goal of ten months from the date of “filing” of a standard NDA for a new molecular entity, or an original BLA, to review and act on the submission. This review typically takes twelve months from the date the NDA or BLA is submitted to FDA because the FDA has approximately two months to make a “filing” decision after it the application is submitted. Most applications for priority review products are reviewed in six months of the date of the FDA’s filing determination. Priority review can be applied to NDAs or BLAs for products that are designed to treat a serious condition, where the FDA determines the product may offer significant improvements in safety or effectiveness or provide a treatment where no adequate therapy exists. The review process for both standard and priority review may be extended by the FDA on one occasion for three additional months to consider a “major amendment,” which may include certain late-submitted information, or information intended to clarify information already provided in the submission.

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

Congress periodically considers enacting new incentives or mandates applicable to pediatric drug development, and the regulatory requirements applicable to pediatric drug developers may change in the future. For example, bipartisan legislation introduced in 2023 in the House of Representatives would have increased funding for pediatric trials; mandated that drugs for rare diseases be studied in children; and granted FDA authority to assess penalties against companies that do not complete required pediatric studies.

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

Post-Approval Requirements

Once an NDA or BLA is approved, a product will be subject to pervasive and continuing regulation by the FDA, including, among other things, requirements relating to record-keeping, reporting of adverse experiences, periodic reporting, product sampling and distribution, and advertising and promotion of the product. For instance, the FDA closely regulates the post-approval marketing, labeling, advertising and promotion of drugs, including through its enforcement of standards and regulations for direct-to-consumer advertising, industry-sponsored scientific and educational activities and promotional activities involving the internet. Drugs may be marketed only for the approved indications and in accordance with the provisions of the approved labeling. Failure to comply with these requirements can result in, among other things, adverse publicity, warning letters, corrective advertising and potential civil and criminal penalties. Physicians may prescribe legally available products for uses that are not described in the product’s labeling and that differ from those tested by the company and approved by the FDA. Such off-label uses are common across medical specialties. Physicians may believe that such off-label uses are the best treatment for many patients in varied circumstances. The FDA does not regulate the behavior of physicians in their choice of treatments. The FDA does, however, restrict manufacturers’ communications on the subject of off-label use of their products. Companies may share truthful and not misleading information that is not inconsistent with the labeling, and the FDA recently published guidance for industry that outlines modernized recommendations for how drug manufacturers can share truthful, scientifically sound, and clinically relevant information on unapproved uses with health care providers in a non-promotional way.

Moreover, if there are any modifications to the product, including changes in indications, labeling or manufacturing processes or facilities, the applicant may be required to submit and obtain FDA approval of a new NDA/BLA or an NDA/BLA supplement, which may require the applicant to develop additional data or conduct additional nonclinical studies and clinical trials. In particular, securing FDA approval for new indications is similar to the process for approval of the original indication and requires, among other things, submitting data from adequate and well-controlled clinical trials to demonstrate the product’s safety and efficacy in the new indication. Even if such trials are conducted, the FDA may not approve any expansion of the labeled indications for use in a timely fashion, or at all.

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

FDA regulations also require, among other things, the investigation and correction of any deviations from cGMP and the imposition of reporting and documentation requirements upon the NDA/BLA sponsor and any third-party manufacturers involved in producing the approved therapeutic product. Regulatory authorities may withdraw product approvals or request product recalls if a company fails to comply with regulatory standards or if it encounters problems following initial marketing.

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

In addition, the distribution of prescription pharmaceutical products is subject to the Prescription Drug Marketing Act (PDMA), which regulates the distribution of drugs and drug samples at the federal level and sets minimum standards for the registration and regulation of drug distributors by the states. Both the PDMA and state laws limit the distribution of prescription pharmaceutical product samples and impose requirements to ensure accountability in distribution. The Drug Supply Chain Security Act (DSCSA) was enacted in 2013 with the aim of building an electronic system to identify and trace certain prescription drugs distributed in the United States, including most biological products. The DSCSA mandated resource-intensive obligations for manufacturers, wholesale distributors and dispensers over a 10-year period that culminated in November 2023. Most recently, the FDA announced a one-year stabilization period to November 2024 followed by trading partner-specific exemptions through specified dates in 2025, giving entities subject to the DSCSA additional time to finalize interoperable tracking systems and to ensure supply chain continuity. From time to time, new legislation and regulations may be implemented that could significantly change the statutory provisions governing the approval, manufacturing and marketing of products regulated by the FDA. For example, the FDA released proposed regulations in February 2022 to amend the national standards for licensing of wholesale drug distributors by the states; establish new minimum standards for state licensing third-party logistics providers; and create a federal system for licensure for use in the absence of a state program, each of which is mandated by the DSCSA. It is impossible to predict whether further legislative or regulatory changes will be enacted, or FDA regulations, guidance or interpretations changed or what the impact of such changes, if any, may be.

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

The FDA has generally required companion diagnostics intended to select the patients who will respond to cancer treatment to obtain approval of a PMA for that diagnostic simultaneously with approval of the therapeutic. The PMA process, including the gathering of clinical and preclinical data and the submission to and review by the FDA, can take several years or longer. It involves a rigorous premarket review during which the applicant must prepare and provide the FDA with reasonable assurance of the device’s safety and effectiveness and information about the device and its components regarding, among other things, device design, manufacturing and labeling. In addition, PMAs for certain devices must generally include the results from extensive preclinical and adequate and well-controlled clinical trials to establish the safety and effectiveness of the device for each indication for which FDA approval is sought. In particular, for a diagnostic, the applicant must demonstrate that the diagnostic produces reproducible results when the same sample is tested multiple times by multiple users at multiple laboratories. As part of the PMA review, the FDA will typically inspect the manufacturer’s facilities for compliance with the Quality System Regulation (QSR), which imposes elaborate testing, control, documentation and other quality assurance requirements. The QSR is being replaced by a new final rule called the Quality Management System Regulation (QMSR), which is aimed at harmonizing the FDA’s medical device current good manufacturing practice regulations with the International Organization for Standardization standard for device quality management systems (ISO 13485:2016). The effective date for the QMSR final rule is February 2, 2026. Until then, device manufacturers are required to comply with the QSR.

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

Exclusivity

Regulatory exclusivity provisions under the FDC Act can delay the submission or the approval of certain marketing applications for small-molecule drug products. Upon NDA approval of a new chemical entity (NCE), which is a drug that contains no active moiety (which is the molecule or ion responsible for the action of the drug substance) that has been approved by FDA in any other NDA, that NDA receives five years of non-patent data and marketing exclusivity within the United States during which FDA cannot accept for review any (i) ANDA seeking approval of a generic version of that drug, or (ii) any NDA submitted under Section 505(b)(2) (505(b)(2) NDA) of the Act (also referred to as a submitted by another company for another drug based on the same active moiety, regardless of whether the drug is intended for the same indication as the original innovative drug or for another indication, where the applicant does not own or have a legal right of reference to all the data required for approval. An application referencing the protected NDA may be submitted one year before NCE exclusivity expires if a Paragraph IV certification is filed, i.e., certification of patent invalidity or non-infringement to one of the patents listed with the FDA by the innovator NDA holder. If there is no listed patent in the Orange Book, there may not be a Paragraph IV certification, and, thus, no application may be filed before the expiration of the five-year exclusivity period.

Certain changes to a drug, such as the addition of a new indication to the package insert, or new dosages or strengths of an existing drug, can be the subject of a three-year non-patent period of data exclusivity if the NDA (or supplement to an existing NDA) contains reports of new clinical investigations (other than bioavailability studies) conducted or sponsored by the applicant that are deemed by the FDA to be essential to the approval of the application. This three-year exclusivity covers only the modification for which the drug received approval on the basis of the new clinical investigations and does not prohibit the FDA from approving ANDAs or 505(b)(2) NDAs for drugs containing the active agent for the original indication or condition of use. Five-year and three-year exclusivity will not delay the submission or approval of a full NDA that is does not reference data in another drug’s approved application. However, an applicant submitting a full NDA would be required to conduct, or obtain a right of reference to, all of the nonclinical studies and adequate and well-controlled clinical trials necessary to demonstrate safety and effectiveness.

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

Since that time, the FDA has approved more than 65 biosimilars, including the first interchangeable biosimilars in 2021. The FDA has also issued several guidance documents outlining its approach to reviewing and approving biosimilars and interchangeable biosimilars. It has also created a public database that contains information on all FDA-licensed biological products, including biosimilars, called the Purple Book.

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

The BPCIA is complex and continues to be interpreted and implemented by the FDA. In addition, policy proposals have sought to reduce the 12-year reference product exclusivity period and, more recently, to potentially eliminate the separate statutory definition of an interchangeable biological product. As a result, the ultimate impact, implementation and meaning of the BPCIA continue to be subject to uncertainty.

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

In April 2023, the European Commission proposed widespread changes to the existing pharmaceutical legislation that would, among other things, alter the data exclusivity periods available to MA holders. The proposed reforms must be reviewed and approval by the European Parliament and Council, as well as EU Member States, and in light of their controversial nature it is unclear whether they will be adopted as proposed or further revised.

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

Brexit and the Regulatory Framework in the United Kingdom (UK)

The UK formally withdrew from the EU on January 31, 2020 (known as Brexit), following which the UK licensing decisions were transferred from the EMA to the Medicines and Healthcare Products Regulatory Agency (MHRA) the UK’s regulatory body. Between January 1, 2021 and January 2023, the UK continued to adopt decisions taken by the European Commission on the approval of new marketing authorizations, although companies were required to submit an identical application to the MHRA upon the CHMP positive opinion of the application and the MHRA followed the European Commission decision on approval. In March 2023, the UK government and the European Commission reached agreement on a regulatory framework, referred to as the Windsor Framework. The Windsor Framework will apply as of January 1, 2025 and changes the existing system for the regulation of pharmaceutical products in the UK. Specifically, the MHRA will be responsible for approving all medicines intended to be marketed in the United Kingdom, while the EMA will no longer be involved in approving medicines intended for sale in Northern Ireland.

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

Moreover, there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products. In August 2022, President Biden signed into the law the Inflation Reduction Act of 2022 (IRA). Among other things, the IRA has multiple provisions that may impact the prices of drug and biological products that are both sold into the Medicare program and throughout the United States. Starting in 2023, a manufacturer of drugs covered by Medicare Parts B or D must pay a rebate to the federal government if their drug product’s price increases faster than the rate of inflation. This calculation is made on a drug product by drug product basis and the amount of the rebate owed to the federal government is directly dependent on the volume of a drug product that is paid for by Medicare Parts B or D. Additionally, starting for payment year 2026, CMS is negotiating drug prices annually for a select number of single source Part D drugs without generic competition. CMS will also negotiate drug prices for a select number of Part B drugs starting for payment year 2028. If a product is selected by CMS for negotiation, it is expected that the revenue generated from such product will decrease. CMS has begun to implement these new authorities entering into a first set of agreements with pharmaceutical manufacturers to conduct price negotiations in October 2023 and ultimately announcing the first round of negotiated prices for the first 10 drugs in August 2024; those negotiated “maximum fair prices” will be effective as of January 1, 2026 (payment year 2026). CMS is currently initiating activities for the second year of the program and published the next 15 drugs selected for negotiation in January 2025. However, their impact on the biopharmaceutical industry in the United States remains uncertain, in part because multiple large pharmaceutical companies and other stakeholders (e.g., the U.S. Chamber of Commerce) have initiated federal lawsuits against CMS arguing the program is unconstitutional for a variety of reasons, among other complaints. The outcome of such ongoing lawsuits, as well as potential legislative changes enacted by Congress or programmatic changes implemented at CMS by the Trump Administration, may impact the IRA drug price negotiation program in the future.

Individual states in the United States have also increasingly passed legislation and implemented regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. In December 2020, the U.S. Supreme Court held unanimously that federal law does not preempt the states’ ability to regulate pharmacy benefit managers (PBMs) and other members of the health care and pharmaceutical supply chain, an important decision that has led to further and more aggressive efforts by states in this area. The FTC in mid-2022 also launched sweeping investigations into the practices of the PBM industry, and published interim reports with its findings in mid-2024 and January 2025, that could lead to additional federal and state legislative or regulatory proposals targeting such entities’ operations, pharmacy networks, or financial arrangements, including in the current 2025-2026 congressional session where PBM reform continues to be a bipartisan priority. During the previous congressional session, numerous PBM reforms were considered in both the Senate and the House of Representatives; they included diverse legislative proposals such as eliminating rebates; divorcing service fees from the price of a drug, discount, or rebate; prohibiting spread pricing; limiting administrative fees; requiring PBMs to report formulary placement rationale; promoting transparency. Significant efforts to change the PBM industry as it currently exists in the U.S. may affect the entire pharmaceutical supply chain and the business of other stakeholders, including pharmaceutical product developers like us.

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

In February 2025, President Trump issued an executive order directing the DOJ to pause enforcement of the FCPA and to issue new enforcement guidelines that take into consideration U.S. national security and the competitiveness of U.S. companies abroad. It is unclear how this presidential directive may affect the biopharmaceutical industry as a whole or our business in particular.

Employees and Human Capital Resources

As of December 31, 2024, we had 52 employees, all of whom were full-time and 36 of whom were engaged in research and development activities. Twenty-three of our employees hold Ph.D. or M.D. degrees. None of our employees are represented by a labor union or covered under a collective bargaining agreement. We consider our relationship with our employees to be good.

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

Summary of Risk Factors

Our business is subject to numerous risks and uncertainties, including those highlighted in this section below, that represent challenges that we face in connection with the successful implementation of our strategy. The occurrence of one or more of the events or circumstances described in more detail in the risk factors below, alone or in combination with other events or circumstances, may have an adverse effect on our business, cash flows, financial condition, and results of operations. Such risks include, but are not limited to:

●	We have incurred significant operating losses since our inception and expect to incur significant losses for the foreseeable future. We are not currently profitable, and may never achieve or sustain profitability. If we are unable to achieve or sustain profitability, the market value of our common stock will likely decline.
●	We have a limited operating history and no history of commercializing pharmaceutical products, which may make it difficult to evaluate the prospects for our future viability.
●	Operating our business requires substantial additional capital to finance our goals, and a failure to obtain this necessary capital when needed on acceptable terms, or at all, could force us to delay, limit, reduce or terminate our development programs, commercialization efforts or other operations.
●	We currently depend significantly on the success of firmonertinib, which is our only product candidate in clinical development. If we are unable to advance firmonertinib in clinical development, obtain regulatory approval and ultimately commercialize firmonertinib, or experience significant delays in doing so, our business will be materially harmed.

●	Clinical and preclinical development of new biopharmaceutical products involves a lengthy and expensive process with uncertain timelines and outcomes, and results of prior clinical trials and studies of firmonertinib and our other product candidates are not necessarily predictive of future results. Firmonertinib and our other product candidates may not achieve favorable results in our clinical trials or receive regulatory approval on a timely basis, if at all.
●	Any difficulties or delays in the commencement or completion, or the termination or suspension, of our current or planned clinical trials or nonclinical studies could result in increased costs to us, delay or limit our ability to generate revenue or adversely affect our commercial prospects.
●	Enrollment and retention of patients in clinical trials is an expensive and time-consuming process and could be made more difficult or rendered impossible by multiple factors outside our control, which could adversely affect our business, operating results and prospects.
●	Use of firmonertinib or any other current or future product candidates could be associated with adverse side effects, adverse events or other safety risks, which could delay or preclude regulatory approval, cause us to suspend or discontinue clinical trials, abandon a product candidate, limit the commercial profile of an approved drug label or result in other significant negative consequences that could severely harm our business, prospects, operating results and financial condition.
●	Several of the ongoing clinical trials for our lead product candidate, firmonertinib, are being conducted outside the United States, including in China. However, the FDA and other foreign equivalents may not accept data from such trials, in which case our development plans will be delayed, which could materially harm our business.
●	Interim, topline and preliminary data from our clinical trials and nonclinical studies that we announce or publish from time to time may change as more patient data become available and are subject to audit and verification procedures that could result in material changes in the final data.
●	The regulatory approval processes of the FDA and comparable foreign authorities are lengthy, time consuming and inherently unpredictable, and if we are ultimately unable to obtain regulatory approval for our product candidates, our business will be substantially harmed.
●	Firmonertinib has been granted Breakthrough Therapy Designation for the treatment of first-line patients with locally advanced or metastatic EGFRm NSCLC with exon 20 insertion mutations from the FDA and we may seek Breakthrough Therapy Designation for other product candidates in the future. Even if we apply for Breakthrough Therapy Designation in the future, we might not receive such designation, and even if received, such designation FDA may not lead to a faster development or regulatory review or approval process, and does not increase the likelihood that our product candidates will receive marketing approval.
●	Furmonertinib has been granted Fast Track Designation by the FDA for the treatment of patients with NSCLC harboring activating EGFR or HER2 kinase domain mutations, including exon 20 insertion mutations and we may seek Fast Track Designation for other product candidates in the future. Even if we apply for Fast Track Designation in the future, we might not receive such designation, and even if received, such designation may not actually lead to a faster development or regulatory review or approval process. Further, such designation could be withdrawn by the FDA.
●	We heavily rely on our exclusive license with Allist to provide us with intellectual property rights to develop and commercialize firmonertinib. Any termination or loss of significant rights under our agreements with Allist would adversely affect our development or commercialization of firmonertinib.
●	We currently rely on a Chinese third party for the manufacture of firmonertinib and other product candidates for clinical development, and potential future commercial supply of firmonertinib, and expect to continue to rely on third parties for the foreseeable future. We expect to rely on a Chinese third party for the manufacture of ARR-217 for clinical development. This reliance on third parties increases the risk that we will not have sufficient quantities of firmonertinib or ARR-217 or such quantities at an acceptable cost, which could delay, prevent or impair our development or potential commercialization efforts.
●	Even if we receive regulatory approval for firmonertinib or any other current or future product candidates, we will be subject to ongoing regulatory obligations and continued regulatory review, which may result in significant additional expense. Additionally, firmonertinib and any future product candidates, if approved, could be subject to labeling and other restrictions on marketing or withdrawal from the market, and we may be subject to penalties if we fail to comply with regulatory requirements or if we experience unanticipated problems with our product candidates, if any of them are approved.

●	We face significant competition, and if our competitors develop and commercialize technologies or product candidates more rapidly than we do, or their technologies or product candidates are more effective, safer, or less expensive than firmonertinib and any future product candidates we develop, our business and our ability to develop and successfully commercialize products will be adversely affected.
●	We are subject to various U.S. federal, state and foreign healthcare laws and regulations, which could increase compliance costs, and our failure to comply with these laws and regulations could expose us to criminal sanctions, civil and administrative penalties, contractual damages, reputational harm and diminished profits and future earnings, among other penalties, any of which could harm our results of operations and financial condition.
●	If our internal information technology systems, or those used by our CROs, clinical sites, or other contractors or consultants upon which we rely, are or were compromised, become unavailable or suffer security breaches, loss or leakage of data or other disruptions, we could suffer material adverse consequences resulting from such compromise, including but not limited to, operational or service interruption, harm to our reputation, litigation, fines, penalties and liability, compromise of sensitive information related our business, and other adverse consequences.
●	We depend heavily on intellectual property licensed from third parties, and our licensors may not always act in our best interest. If we fail to comply with our obligations under our intellectual property licenses, if the licenses are terminated or if disputes regarding these licenses arise, we could lose significant rights that are important to our business.

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

We have incurred significant operating losses since our inception and expect to incur significant losses for the foreseeable future. We do not have any products approved for sale and have not generated any revenue since our inception. If firmonertinib is not successfully developed, approved and commercialized, we may never generate significant revenue, if we generate any revenue at all. Our net losses were $80.5 million and $69.3 million for the years ended December 31, 2024 and 2023, respectively. As of December 31, 2024, we had an accumulated deficit of $238.3 million. Substantially all of our losses have resulted from expenses incurred in connection with in-licensing intellectual property related to, and developing, firmonertinib and from general and administrative costs associated with our operations. Firmonertinib, our other product candidates, and any future product candidates will require substantial additional development time and resources before we would be able to apply for or receive regulatory approvals and begin generating revenue from product sales. We expect to continue to incur losses for the foreseeable future, and we anticipate these losses will increase substantially as we continue our development of, seek regulatory approval for and potentially commercialize firmonertinib and our other product candidates, seek to identify, assess, acquire, in-license intellectual property related to or develop additional product candidates and operate as a public company. In addition, we are obligated to make milestone payments and royalty payments under certain license agreements and collaboration agreements. For example, we are obligated to pay Allist milestone payments up to an aggregate of $765.0 million upon the achievement of certain development, regulatory and sales milestone events as set forth in the Allist License Agreement, as defined herein. We are also obligated under the Allist License Agreement to pay Allist tiered royalties based on net sales of Licensed Products, as defined herein. Furthermore, we are obligated to pay Lepu Biopharma milestone payments up to an aggregate of $1.17 billion upon the achievement of certain development, regulatory and sales milestone events as set forth in the Lepu Biopharma Agreement, as defined herein. We are also obligated under the Lepu Biopharma Agreement to pay Lepu Biopharma tiered royalties based on net sales of Licensed Products, as defined herein. See “Business — Licenses, Partnerships and Collaborations — . If these payments become due, we may not have sufficient funds available to meet our obligations and our development efforts may be harmed.

To become and remain profitable, we must succeed in developing, obtaining regulatory approvals for, and eventually commercializing products that generate significant revenue. This will require us to be successful in a range of challenging activities, including completing clinical trials of firmonertinib, our other product candidates, and any future product candidates, acquiring additional product candidates, obtaining regulatory approval for firmonertinib and any future product candidates, and manufacturing, marketing, and selling any products for which we may obtain regulatory approval. We may never succeed in these activities and, even if we do, may never generate revenue that is significant enough to achieve profitability. In addition, we have not yet demonstrated an ability to successfully overcome many of the risks and uncertainties frequently encountered by companies in new and rapidly evolving fields, particularly in the biopharmaceutical industry. Because of the numerous risks and uncertainties associated with biopharmaceutical product development, we are unable to accurately predict the timing or amount of increased expenses or when, or if, we will be able to achieve profitability. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. Our failure to become and remain profitable may have an adverse effect on the value of our company and could impair our ability to raise capital, expand our business, maintain our research and development efforts, diversify our product candidates, achieve our strategic objectives or even continue our operations. A decline in the value of our company could also cause stockholders to lose all or part of their investment.

We have a limited operating history and no history of commercializing pharmaceutical products, which may make it difficult to evaluate the prospects for our future viability.

Biopharmaceutical product development is a highly speculative undertaking and involves a substantial degree of risk. We are a clinical-stage biopharmaceutical company with a limited operating history upon which you can evaluate our business and prospects. We commenced operations in April 2021 and, to date, we have focused primarily on organizing and staffing our company, business planning, raising capital, in-licensing our product candidates, firmonertinib, and our other product candidates, establishing our intellectual property portfolio and conducting research, preclinical studies, and clinical trials. We have not yet completed any pivotal clinical trials, obtained regulatory approvals, manufactured products at commercial scale, or arranged for a third party to do so on our behalf, or conducted sales and marketing activities necessary for successful product commercialization. Consequently, any predictions made about our future success or viability may not be accurate.

Operating our business requires substantial additional capital to finance our goals, and a failure to obtain this necessary capital when needed on acceptable terms, or at all, could force us to delay, limit, reduce or terminate our development programs, commercialization efforts or other operations.

The development of biopharmaceutical product candidates is capital-intensive. We expect our expenses to substantially increase in connection with our ongoing activities, particularly as we conduct our ongoing and planned clinical trials for firmonertinib, our other product candidates, and potentially seek regulatory approval for firmonertinib and our other current and any future product candidates we may develop, acquire or in-license additional product candidates and operate as a public company. In addition, if we are able to progress firmonertinib and our other product candidates through development and commercialization, we will be required to make milestone and royalty payments to our licensors from whom we have in-licensed intellectual property related to our product candidates. If we obtain regulatory approval for firmonertinib or any other current or future product candidates, we also expect to incur significant commercialization expenses related to product manufacturing, marketing, sales, and distribution. Because the outcome of any clinical trial or preclinical study is highly uncertain, we cannot reliably estimate the actual amount of financing necessary to successfully complete the development and commercialization of firmonertinib or any other current or future product candidates. Furthermore, we expect to incur additional costs associated with operating as a public company. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on attractive terms, we could be forced to delay, reduce or eliminate our research and development programs or any future commercialization efforts.

Based on our current operating plan, we believe that our existing cash and cash equivalents, including the proceeds from our recently completed initial public offering, will enable us to fund our operations through at least twelve months from the issuance date of these financial statements. We have based these estimates on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect. Our operating plans and other demands on our cash resources may change as a result of many factors currently unknown to us, and we may need to seek additional funds sooner than planned. Our existing cash and cash equivalents, may not be sufficient to complete development of firmonertinib, our other product candidates, or any future product candidate, and we will require substantial capital in order to advance firmonertinib, our other product candidates,and any future product candidates through clinical trials, regulatory approval and commercialization. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. Our ability to raise additional funds may be adversely impacted by potential worsening global economic conditions and the disruptions to, and volatility in, the credit and financial markets in the United States and worldwide resulting from factors that include but are not limited to, change in inflation rates, trade sanctions, tariffs the conflicts in the Middle East and between Russia and Ukraine and other factors, diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates and uncertainty about economic stability. If the equity and credit markets deteriorate, it may make any necessary debt or equity financing more difficult, more costly and more dilutive. If we are unable to raise capital when needed or on attractive terms, we could be forced to delay, reduce or eliminate our research and development programs or any future commercialization efforts, or even cease operations. We expect to finance our cash needs through public or private equity or debt financings or other capital sources, including potential collaborations, licenses and other similar arrangements. In order to obtain financing, we may be required to relinquish rights to some of our technologies or drug candidates or otherwise agree to terms unfavorable to us. The incurrence of indebtedness would result in increased fixed payment obligations and we may be required to agree to certain restrictive covenants, such as limitations on our ability to incur additional debt, limitations on our ability to acquire, sell or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans. Attempting to secure additional financing may divert our management from our day-to-day activities, which may adversely affect our ability to develop firmonertinib, our other product candidates and any future product candidates.

Our future capital requirements, both near and long-term, will depend on many factors, including, but not limited to:

●	the initiation, type, number, scope, progress, expansions, results, costs and timing of clinical trials and studies of firmonertinib, our other product candidates, and any future product candidates we may choose to pursue, including any modifications to clinical development plans based on feedback that we may receive from regulatory authorities;
●	the costs and timing of manufacturing for firmonertinib, our other product candidates, or any future product candidate, including commercial manufacture at sufficient scale, if any product candidate is approved, including as a result of inflation, any supply chain issues or component shortages;
●	requirements of regulatory authorities in any jurisdictions in which we may seek approval for firmonertinib, our other product candidates, and any future product candidates and our anticipated timing for seeking approval in such jurisdictions;
●	the costs, timing and outcome of regulatory meetings and reviews of firmonertinib or any other current or future product candidates;
●	any delays and cost increases that may result from any health epidemics and outbreaks, including COVID-19;
●	the costs of obtaining, maintaining, enforcing and protecting our patents and other intellectual property and proprietary rights;
●	our efforts to enhance operational systems and hire additional personnel to satisfy our obligations as a public company, including enhanced internal control over financial reporting;
●	the costs associated with hiring additional personnel and consultants as our business grows, including additional executive officers and clinical development, regulatory, Chemistry, Manufacturing, and Controls (CMC) quality and commercial personnel;
●	the timing and amount of the milestone, royalty or other payments we must make to our licensors, from whom we have in-licensed our current product candidates, or any future licensors;
●	the costs and timing of establishing or securing sales and marketing capabilities if firmonertinib or any other current or future product candidate is approved;

●	our ability to achieve sufficient market acceptance, coverage and adequate reimbursement from third-party payors and adequate market share and revenue for any approved products;
●	our ability and strategic decision to acquire or develop future product candidates other than firmonertinib, and the timing of such development, if any;
●	patients’ willingness to pay out-of-pocket for any approved products in the absence of coverage and/or adequate reimbursement from third-party payors;
●	the terms and timing of establishing and maintaining collaborations, licenses and other similar arrangements; and
●	costs associated with any products or technologies that we may in-license or acquire.

Conducting clinical trials and nonclinical studies and potentially identifying future product candidates is a time consuming, expensive and uncertain process that takes years to complete, and we may never generate the necessary data or results required to obtain regulatory approval and commercialize firmonertinib or any other current or future product candidates. If approved, firmonertinib, our other product candidates, and any future product candidates may not achieve commercial success. Our commercial revenue, if any, will initially be derived from sales of firmonertinib, which we do not expect to be commercially available for many years, if at all. Accordingly, we will need to continue to rely on additional financing to achieve our business objectives. Adequate additional financing may not be available to us on acceptable terms, or at all.

Raising additional capital may cause dilution to our stockholders, restrict our operations or require us to relinquish rights to our technologies or product candidates.

Until such time, if ever, as we can generate substantial product revenue, we expect to finance our cash needs through equity offerings, debt financings, or other capital sources, including potential collaborations, licenses and other similar arrangements. We do not have any committed external source of funds. On February 3, 2025, we filed an automatic universal shelf registration on Form S-3 with the SEC, which became effective upon filing, on which we registered for sale any combination of our common stock, preferred stock, debt securities, warrants, rights and/or units from time to time and at prices and on terms that we may determine (2025 Form S-3), including up to $250 million of common stock which we may offer and sell, from time to time at our sole discretion, under our at-the-market program sales agreement that we entered into with Jefferies LLC (Jefferies) in February 2025 (2025 Sales Agreement).

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

If we raise additional funds through collaborations, licenses and other similar arrangements, we may be required to relinquish valuable rights to our future revenue streams, product candidates, research programs, intellectual property or proprietary technology, or grant licenses on terms that may not be favorable to us and/or that may reduce the value of our common stock. If we are unable to raise additional funds through equity or debt financings or other arrangements when needed or on terms acceptable to us, we would be required to delay, limit, reduce, or terminate our product development or future commercialization efforts, or grant rights to develop and market product candidates that we might otherwise prefer to develop and market ourselves, or on less favorable terms than we would otherwise choose.

Risks Related to the Development and Regulatory Approval of Our Product Candidates

We currently depend significantly on the success of firmonertinib, which is our only product candidate in clinical development. If we are unable to advance firmonertinib in clinical development, obtain regulatory approval and ultimately commercialize firmonertinib, or experience significant delays in doing so, our business will be materially harmed.

We currently only have one product candidate in clinical development, firmonertinib, the intellectual property for which we have in-licensed and which is in Phase 3 clinical development. Our business presently depends significantly on our ability to successfully develop, obtain regulatory approval for, and commercialize firmonertinib in a timely manner. This may make an investment in our company riskier than similar companies that have multiple product candidates in active development and may be able to better sustain the delay or failure of a lead product candidate. In addition, our assumptions about firmonertinib’s development potential are partially based on the data generated from preclinical studies and clinical trials conducted by our licensor and we may observe materially and adversely different results as we continue to conduct our clinical trials. The success of firmonertinib will depend on several factors, including the following:

●	successful initiation, enrollment and completion of ongoing and future clinical trials with favorable results in accordance with good clinical practice (GCP) requirements and other applicable rules and regulations;
●	acceptance of regulatory submissions by the FDA or comparable foreign regulatory authorities for the conduct of nonclinical studies and clinical trials of firmonertinib, including clinical trials conducted outside the United States, including China, and our proposed design of planned nonclinical studies and clinical trials of firmonertinib;
●	the frequency, severity, and types of adverse events observed, or that we may observe, in nonclinical studies and clinical trials;
●	maintaining relationships with contract research organizations (CROs) and clinical sites for the clinical development of firmonertinib, and ability of such CROs and clinical sites to comply with clinical trial protocols, current GCP and other applicable requirements;
●	demonstrating the safety and efficacy of firmonertinib to the satisfaction of applicable regulatory authorities, including by establishing a safety database of a size satisfactory to regulatory authorities;
●	receipt and maintenance of marketing approvals from applicable regulatory authorities for the initial indication for use and any additional indications, including approvals of NDAs from the FDA, and maintaining any such approvals;
●	maintain relationships with our third-party manufacturers and their ability to comply with current Good Manufacturing Practice (cGMP) requirements as well as making arrangements with our third-party manufacturers for, or establishing our own, clinical or commercial manufacturing capabilities at a cost and scale sufficient to support commercialization;
●	establishing sales, marketing and distribution capabilities and launching commercial sales of firmonertinib, if and when approved, whether alone or in collaboration with others;
●	obtaining, establishing, maintaining and enforcing patent and any potential trade secret protection or regulatory exclusivity for firmonertinib;
●	maintaining an acceptable safety profile of firmonertinib following regulatory approval, if any;
●	maintaining and growing an organization of people who can develop and, if approved, commercialize, market and sell firmonertinib, if approved; and
●	acceptance of firmonertinib, if approved, by patients, the medical community and third-party payors.

If we are unable to develop, receive marketing approval for and successfully commercialize firmonertinib, or if we experience delays as a result of any of the above factors or otherwise, our business would be significantly harmed.

Clinical and preclinical development of new biopharmaceutical products involves a lengthy and expensive process with uncertain timelines and outcomes, and results of prior clinical trials and studies of firmonertinib and our other product candidates are not necessarily predictive of future results. Firmonertinib and our other product candidates may not achieve favorable results in our clinical trials or receive regulatory approval on a timely basis, if at all.

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

The results from preclinical studies or clinical trials of product candidates or a competitor’s product candidate in the same class may not predict the results of later clinical trials of our product candidate, and interim, topline, or preliminary results of a clinical trial are not necessarily indicative of final results. Product candidates in later stages of clinical trials may fail to show the desired safety and efficacy characteristics despite having progressed through preclinical studies and initial clinical trials. We do not know how firmonertinib or our other product candidates, including ARR-217, will perform in on-going and future clinical trials. It is not uncommon to observe results in clinical trials that are unexpected based on earlier clinical trials and preclinical studies, and many product candidates fail in clinical trials despite very promising early results. Furthermore, although firmonertinib is currently approved and commercially distributed by Allist in China as a first-line therapy to treat classical EGFRm NSCLC based on successful clinical trials conducted within China, there is no guarantee that we will be able to replicate all the results of any prior trials in the indications and doses we are exploring in our on-going and future clinical trials or even if we do, whether such results would lead to approval of the product candidate by the FDA or other health authorities. Moreover, preclinical and clinical data are often susceptible to varying interpretations and analyses. A number of companies in the biopharmaceutical and biotechnology industries have suffered significant setbacks in clinical development even after achieving promising results in earlier studies. Based upon negative or inconclusive results, we or any future collaborator may decide, or regulators may require us, to conduct additional nonclinical studies or clinical trials or delay our on-going or future clinical trials, which would cause us to incur additional operating expenses and delays and may not be sufficient to support regulatory approval on a timely basis or at all.

As a result, we cannot be certain that our ongoing and planned clinical trials will be successful. Any safety concerns observed in any one of our clinical trials in our targeted indications could limit the prospects for regulatory approval of firmonertinib or our other product candidates in those and other indications, which could have a material adverse effect on our business, financial condition, results of operations and prospects.

Any difficulties or delays in the commencement or completion, or the termination or suspension, of our current or planned clinical trials or nonclinical studies could result in increased costs to us, delay or limit our ability to generate revenue or adversely affect our commercial prospects.

Before obtaining marketing approval from regulatory authorities for the sale of firmonertinib or any of our other or future product candidates, we must conduct extensive clinical trials to demonstrate the safety and efficacy of the product candidates for their intended use(s) in humans. Before we can initiate clinical trials for any future product candidates, we must submit the results of preclinical studies to the FDA or comparable foreign regulatory authorities along with other information, including information about product candidate chemistry, manufacturing and controls and our proposed clinical trial protocol, as part of an IND or similar regulatory submission. The FDA or comparable foreign regulatory authorities may require us to conduct additional preclinical studies for any product candidate before it allows us to initiate clinical trials under any IND or similar regulatory submission, which may lead to delays and increase the costs of our nonclinical development programs. For example, we have not yet sought alignment with the FDA on the ex-China design of the adjuvant study of firmonertinib initiated by Allist, which we may participate in. Such authorities may ask us to collect more clinical data prior to permitting us to participate in the global registrational Phase 3 clinical trial to investigate the potential benefit of firmonertinib in the adjuvant setting. Moreover, even if we commence clinical trials, issues relating to the safety and efficacy of current or future drug candidates may arise that could cause regulatory authorities to suspend, delay, or terminate such clinical trials. Any such delays in the commencement or completion, or the termination or suspension, of our ongoing and planned clinical trials or nonclinical studies for firmonertinib, our other product candidates, and any future product candidates could significantly affect our product development timelines and product development costs and harm our financial position.

We do not know whether our planned clinical trials and nonclinical studies will begin on time or be completed on schedule, if at all. The commencement, data readouts and completion of clinical trials and nonclinical studies can be delayed for a number of reasons, including delays related to:

●	inability to obtain animals or materials to initiate and generate sufficient preclinical, toxicology, or other in vivo or in vitro data to support the initiation or continuation of clinical trials;
●	obtaining allowance from regulatory authorities to commence a trial or reaching a consensus with regulatory authorities on trial design;
●	the FDA or comparable foreign regulatory authorities disagreeing as to the design or implementation of our clinical trials;
●	any failure or delay in reaching an agreement with CROs and clinical trial sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and trial sites;
●	delays in identifying, recruiting and training suitable clinical investigators;
●	obtaining approval from one or more institutional review boards (IRBs) or ethics committees (EC) responsible for the oversight of human subjects research conducted at clinical trial sites;
●	IRBs/ECs refusing to approve, suspending or terminating the trial at an investigational site, precluding enrollment of additional subjects, or withdrawing their approval of the trial;
●	changes or amendments to the clinical trial protocol;
●	clinical sites deviating from the trial protocol or dropping out of a trial;
●	failure by our CROs to perform in accordance with GCP requirements or applicable regulatory rules and guidelines in other countries;
●	obtaining raw materials for manufacturing sufficient quantities of firmonertinib, our other product candidates, including ARR-002, and ARR-217, or obtaining sufficient quantities of combination therapies or other materials needed for use in clinical trials and nonclinical studies;
●	obtaining adequate materials for packaging clinical trial material;
●	expiration of the shelf life of clinical material for use in clinical trials prior to the enrollment of any of our clinical trials;
●	subjects failing to enroll or remain in our trials at the rate we expect, or failing to return for post-treatment follow-up, including subjects failing to remain in our trials due to movement restrictions, health reasons or otherwise resulting from any public health concerns, such as COVID-19;
●	individuals choosing an alternative product for the indications for which we are developing firmonertinib or any other current or future product candidates, or participating in competing clinical trials;
●	lack of adequate funding to continue the clinical trials, nonclinical studies, manufacturing or incurring greater costs than we anticipate;
●	research subjects experiencing severe or serious unexpected treatment-related adverse effects;
●	occurrence of serious adverse events in trials of the same class of agents conducted by other companies that could be considered similar to firmonertinib or any other current or future product candidates;
●	selection of clinical endpoints that require prolonged periods of clinical observation or extended analysis of the resulting data;

●	transfer of manufacturing processes to larger-scale facilities operated by a contract manufacturing organization (CMO), as a result of changes in U.S. legislation or otherwise, delays or failure by our CMOs or us to make any necessary changes to such manufacturing process, or failure of our CMOs to produce clinical trial materials in accordance with cGMP regulations or other applicable requirements; and
●	third parties being unwilling or unable to satisfy their contractual obligations to us in a timely manner.

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

Further, conducting clinical trials in foreign countries, as has been done for firmonertinib and intended to be done in the future for firmonertinib or any other current or future product candidates, presents additional risks that may delay completion of our clinical trials. These risks include the failure of enrolled subjects in foreign countries to adhere to clinical protocols as a result of differences in healthcare services or cultural customs, managing additional administrative burdens associated with foreign regulatory schemes, and political and economic risks, including war, relevant to such foreign countries.

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

In addition, many of the factors that cause, or lead to, the termination or suspension of, or a delay in the commencement or completion of, clinical trials, whether in whole or in part, may also ultimately lead to the denial of regulatory approval of a product candidate. We may make formulation or manufacturing changes to firmonertinib or any other current or future product candidates as a result of changes in U.S. legislation or otherwise, in which case we may need to conduct additional nonclinical studies or clinical trials to bridge our modified product candidates to earlier versions. Any resulting delays to our clinical trials could shorten any period during which we may have the exclusive right to commercialize our product candidates. In such cases, our competitors may be able to bring products to market before we do, and the commercial viability of firmonertinib or any other current or future product candidates could be significantly reduced. Any of these occurrences may harm our business, financial condition and prospects.

Enrollment and retention of patients in clinical trials is an expensive and time-consuming process and could be made more difficult or rendered impossible by multiple factors outside our control, which could adversely affect our business, operating results and prospects.

Patient enrollment is a significant factor impacting the duration of our clinical trials, along with treatment duration and completion of required follow-up periods. Clinical trials may be prolonged, or we may not be able to initiate or continue clinical trials for our product candidates if we are unable to locate and enroll a sufficient number of eligible patients to participate as required by the FDA or applicable foreign authorities. For certain of our product candidates, including firmonertinib, the conditions which we may evaluate include limited patient pools from which to draw. In some cases, patient populations are located at specific academic sites focused on such indications, which often host multiple competing clinical trials. Potential patients for any planned clinical trials may not be adequately diagnosed or identified with the diseases that we are targeting or may not meet the entry criteria for such trials. We also may encounter difficulties in identifying and enrolling patients with a stage of disease appropriate for our planned clinical trials or in monitoring such patients adequately during and after treatment. As noted above, other pharmaceutical companies targeting these same diseases are recruiting clinical trial patients from these patient populations, which may make it more difficult to fully enroll our clinical trials. In addition, the process of finding and diagnosing patients may prove costly.

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

Use of firmonertinib or any other current or future product candidates could be associated with adverse side effects, adverse events or other safety risks, which could delay or preclude regulatory approval, cause us to suspend or discontinue clinical trials, abandon a product candidate, limit the commercial profile of an approved drug label or result in other significant negative consequences that could severely harm our business, prospects, operating results and financial condition.

As is the case with biopharmaceuticals generally, adverse side effects associated with the use of firmonertinib have been observed and it is likely there may be adverse side effects with our other product candidates and any future product candidates we may develop. Results of our ongoing and future clinical trials of firmonertinib or other product candidates could reveal a high and unacceptable severity and prevalence of expected or unexpected side effects or unexpected characteristics. Undesirable side effects caused by our product candidates when used alone or in combination with approved or investigational drugs could cause us or regulatory authorities to interrupt, delay or partially or completely halt clinical trials and could result in a restrictive prescription drug label, post-approval requirements, or lead to the delay of the planned clinical development, or the delay or denial of regulatory approval by the FDA or comparable foreign regulatory authorities. Drug-related side effects could also affect patient recruitment or the ability of enrolled patients to complete the trial or result in potential product liability claims. Any of these occurrences could severely harm our business, prospects, operating results and financial condition. The severity of adverse events (AEs) is described by grade on a scale of increasing severity from Grade 1 (mild), Grade 2 (moderate), Grade 3 (severe), Grade 4 (life-threatening) and Grade 5 (death). Serious adverse events (SAEs) are adverse events that are life threatening, require or prolong hospitalization, result in persistent or significant disability/incapacity, result in congenital anomalies or birth defects, or any other medical event which investigators judge to represent significant hazards. It should be noted that “Severe” and “Serious” are not synonymous as not all AEs that are severe (Grade 3) meet the criteria for SAE while Grade 4 (life-threatening) and Grade 5 (death) AEs are SAEs. AEs and SAEs that are determined to be related to the drug(s) being tested are reported as TRAEs and TRSAEs. TRAEs leading to discontinuation of study drug(s) are commonly reported to indicate the manageability of treatment-related toxicities. In the FURLONG trial, TRSAEs were observed in ten out of

178 treated patients and six out of 178 patients discontinued participation in the trial as a result of TRAEs. In the FAVOUR trial, as of the June 15, 2023 interim data cut-off date, TRSAEs were observed in six out of 86 of the treated patients and two out of 86 patients discontinued participation in the trial as a result of TRAEs. The most frequent TRAEs in the FAVOUR trial as of June 15, 2023 were diarrhea, anemia, aspartate aminotransferase increased, alanine aminotransferase increased, blood creatinine increased, mouth ulceration, rash, electrocardiogram QT prolonged, white blood cell count decreased, decreased appetite, weight decreased, skin fissures, and paronychia. Isolated cases of Grade ≥3 reversible hepatic transaminases accompanied with increased total bilirubin have been observed at firmonertinib dose levels higher than 80 mg daily. In the FURTHER trial, based on data as of July 5, 2024, TRSAEs were observed in eleven out of 116 of the treated patients and six out of 116 patients discontinued participation in the trial as a result of TRAEs. The most common TRSAEs (defined as ≥1%), across the FURLONG, FAVOUR and FURTHER trials were diarrhea, 1.1% (4 out of 380), liver enzyme elevation, 1.1% (4 out of 380), and pneumonitis/ILD, 1.1% (4 out of 380). The discontinuation rate due to TRAEs across the FURLONG, FAVOUR and FURTHER trials was 3.7% (14 out of 318). See “Business — Firmonertinib: Our Lead Development Candidate” for additional information.

Moreover, if firmonertinib or any other current or future product candidates are associated with undesirable side effects in clinical trials or demonstrate characteristics that are unexpected in preclinical studies or clinical trials when used alone or in combination with other approved products or investigational new drugs, we may elect to interrupt, delay, or abandon their development in whole or in part or limit their development to more narrow uses, lower doses, or subpopulations in which the undesirable side effects or other characteristics are less prevalent, less severe or more acceptable from a risk-benefit perspective, which may limit the potential approval and commercial expectations for the product candidate if approved. We may also be required to modify our development and clinical trial plans based on findings in our ongoing clinical trials or based on the findings of our competitors’ ongoing clinical trials of molecules in the same class. Many compounds that showed promise initially have later been found to cause side effects that prevented further development of the compounds.

If firmonertinib or any other current or future product candidates receives marketing approval, and we or others later identify undesirable side effects caused by such product, a number of potentially significant negative consequences could result, including:

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

We may not be successful in our efforts to investigate firmonertinib in additional indications. We may expend our limited resources to pursue, acquire or license a new product candidate or a particular indication for firmonertinib and fail to capitalize on product candidates or indications that may be more profitable or for which there is a greater likelihood of success.

Because we have limited financial and managerial resources, we focus on specific indications for firmonertinib to treat NSCLC. We may fail to generate additional clinical development opportunities for firmonertinib for a number of reasons, including that firmonertinib may, in indications we are seeking or may seek in the future, on further study, be shown to have harmful side effects, limited to no efficacy, or other characteristics that suggest it is unlikely to receive marketing approval and achieve market acceptance in such additional potential indications. Our resource allocation and other decisions may cause us to fail to identify and capitalize on viable potential product candidates or additional indications for firmonertinib. Our spending on current and future research and development programs for new product candidates or additional indications for existing product candidates may not yield any commercially viable product candidates or indications. If we do not accurately evaluate the commercial potential or target market for a particular indication or product candidate, we may fail to develop such product candidate or indication, we may relinquish valuable rights to that product candidate through collaborations, license agreements and other similar arrangements in cases where it would have been more advantageous for us to retain sole development and commercialization rights to such indication or product candidate, or we may negotiate less advantageous terms for any such arrangements than is optimal.

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

We are currently developing and may in the future develop our product candidates in combination with one or more cancer therapies. For example, we are evaluating use of firmonertinib in combination with ICP-189, a SHP2 inhibitor, in collaboration with InnoCare. Even if any product candidate we develop were to receive marketing approval or be commercialized for use in combination with other existing therapies, we would continue to be subject to the risks that the FDA or similar regulatory authorities outside of the United States could revoke approval of the therapy used in combination with our product candidates or that safety, efficacy, manufacturing or supply issues could arise with these existing therapies. Combination therapies are commonly used for the treatment of cancer, and we would be subject to similar risks if we develop any of our product candidates for use in combination with other drugs or for indications other than cancer. Similarly, if the therapies we use in combination with our product candidates are replaced as the standard of care for the indications we choose for any of our product candidates, the FDA or similar regulatory authorities outside of the United States may require us to conduct additional clinical trials. The occurrence of any of these risks could result in our own products, if approved, being removed from the market or being less successful commercially.

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

Several of the ongoing clinical trials for our lead product candidate, firmonertinib, are being conducted outside the United States, including in China, and we expect to conduct future clinical trials of firmonertinib and our other product candidates outside the United States, including in China. However, the FDA and other foreign equivalents may not accept data from such trials, in which case our development plans will be delayed, which could materially harm our business.

Several of the ongoing clinical trials for our lead product candidate, firmonertinib, are being conducted both inside and outside of the United States, including in China. Specifically, we are enrolling patients globally in our FURVENT and FURTHER trials. Furthermore, our partner Allist is conducting the FAVOUR trial in China and our partner InnoCare is conducting the SHP2i combination trial in China. We expect the initial clinical study of ARR-217 to be conducted outside the United States, including China. The acceptance of study data from clinical trials conducted outside the U.S. or another jurisdiction by the FDA or comparable foreign regulatory authority may be subject to certain conditions or may not be accepted at all. In cases where data from foreign clinical trials are intended to serve as the sole basis for marketing approval in the U.S., the FDA will generally not approve the application on the basis of foreign data alone unless (i) the data are applicable to the U.S. population and U.S. medical practice; (ii) the trials were performed by clinical investigators of recognized competence and pursuant to GCP regulations; and (iii) the data may be considered valid without the need for an on-site inspection by the FDA, or if the FDA considers such inspection to be necessary, the FDA is able to validate the data through an on-site inspection or other appropriate means. In addition, even where the foreign study data are not intended to serve as the sole basis for approval, the FDA will not accept the data as support for an application for marketing approval unless the study is well-designed and well-conducted in accordance with GCP requirements and the FDA is able to validate the data from the study through an onsite inspection if deemed necessary. Additionally, the FDA’s clinical trial requirements, including sufficient size of patient populations and statistical powering, must be met. In February 2022, the FDA publicly rebuked an oncology product sponsor for submitting a marketing application with Phase III clinical data solely from China. More recently, members of Congress have raised national security concerns related to U.S. clinical trial sponsors utilizing study sites in China that may be owned or operated by the Chinese military. It remains to be seen whether the current administration and/or the 119th Congress (2025-26) take steps to restrict or limit the conduct of clinical research activities in China or other jurisdictions, or to otherwise require additional due diligence checks or oversight by sponsors.

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

Conducting clinical trials outside the United States, particularly in China, also exposes us to additional risks, including risks associated with:

●	additional foreign regulatory requirements;
●	foreign exchange fluctuations;
●	compliance with foreign manufacturing, customs, shipment and storage requirements;
●	inconsistent standards for reporting and evaluating clinical data and adverse events;
●	infectious disease pandemics or epidemics or any other form of future public health emergency;
●	diminished protection of intellectual property in some countries; and

●	political instability, civil unrest, war or similar events that may jeopardize our ability to commence, conduct or complete a clinical trial and evaluate resulting data.

Interim, topline and preliminary data from our clinical trials and nonclinical studies that we announce or publish from time to time may change as more patient data become available and are subject to audit and verification procedures that could result in material changes in the final data.

From time to time, we may publicly disclose interim, topline or preliminary data from our clinical trials and preclinical studies, which is based on a preliminary analysis of then-available data, and the results and related findings and conclusions are subject to change following a more comprehensive review of the data related to the particular study or trial. For example, in September 2024, we announced positive interim proof-of-concept data from the FURTHER trial of firmonertinib in first-line patients with locally advanced or metastatic EGFRm NSCLC with PACC mutations. In this interim readout, 64% of patients (n=14 out of 22 patients) were observed to experience a reduction in tumor size of at least 30% from the baseline in a patient without evidence of progression as measured by RECIST 1.1 criteria. Median DOR had not yet been reached, with 90.9% (n=20/22) of patients with confirmed responses remaining on study.

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

If the interim, topline, or preliminary data that we report differ from actual results, or if others, including regulatory authorities, disagree with the conclusions reached, our ability to obtain approval for, and commercialize, firmonertinib, our other product candidates, and any future product candidates may be harmed, which could harm our business, operating results, prospects or financial condition.

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

Prior to obtaining approval to commercialize a product candidate in the United States or abroad, we must demonstrate with substantial evidence from adequate and well-controlled clinical trials, and to the satisfaction of the FDA or comparable foreign regulatory authorities, that such product candidates are safe and effective for their intended uses. Results from nonclinical studies and clinical trials can be interpreted in different ways. Even if we believe available nonclinical or clinical data support the safety or efficacy of our product candidates, such data may not be sufficient to obtain approval from the FDA and comparable foreign regulatory authorities. The FDA or comparable foreign regulatory authorities, as the case may be, may also require us to conduct additional nonclinical studies or clinical trials for our product candidates either prior to or post-approval, or may object to elements of our clinical development program.

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

Obtaining and maintaining marketing approval of our product candidates in one jurisdiction does not guarantee that we will be able to obtain or maintain marketing approval in any other jurisdiction. For example, firmonertinib has been approved by the National Medical Products Administration (NMPA) of China and is currently commercially distributed in China by Allist as a first-line treatment of locally advanced or metastatic NSCLC patients with classical EGFRm as well as pre-treated patients with T790M mutations. Even if the NMPA or a foreign regulatory authority grants marketing approval of one of our product candidates, it does not mean that the FDA or comparable regulatory authorities in other jurisdictions must also approve the manufacturing, marketing and promotion and reimbursement of the product candidate in such countries, including the United States. However, a failure or delay in obtaining marketing approval in one jurisdiction may negatively impact the marketing approval process in others. Approval procedures vary among jurisdictions and can involve requirements and administrative review periods different from those in the United States, including additional nonclinical studies or clinical trials because clinical trials conducted in one jurisdiction may not be accepted by regulatory authorities in other jurisdictions. In many jurisdictions outside the United States, a product candidate also must be approved for reimbursement before it can be offered for sale in that jurisdiction. In some cases, the price that we intend to charge for our future commercial products is also subject to approval.

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

Firmonertinib has been granted Breakthrough Therapy Designation for the treatment of first-line patients with locally advanced or metastatic EGFRm NSCLC with exon 20 insertion mutations from the FDA and we may seek Breakthrough Therapy Designation for other product candidates in the future. Even if we apply for Breakthrough Therapy Designation in the future, we might not receive such designation, and even if received, such designation may not lead to a faster development or regulatory review or approval process, and does not increase the likelihood that our product candidates will receive marketing approval.

We received Breakthrough Therapy Designation for firmonertinib for the treatment of first-line patients with locally advanced or metastatic EGFRm NSCLC with exon 20 insertion mutations from the FDA in October 2023, and we may seek such designation in the future for other product candidates. A Breakthrough Therapy is defined as a drug that is intended, alone or in combination with one or more other drugs, to treat a serious or life-threatening disease or condition, and preliminary clinical evidence indicates that the drug may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. For drugs that have been designated as Breakthrough Therapies, interaction and communication between the FDA and the sponsor can help to identify the most efficient path for development. Drugs designated as Breakthrough Therapies are also eligible for accelerated approval.

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

Firmonertinib has been granted Fast Track Designation by the FDA for the treatment of patients with NSCLC harboring activating EGFR or HER2 kinase domain mutations, including exon 20 insertion mutations and we may seek Fast Track Designation for other product candidates in the future. Even if we apply for Fast Track Designation in the future, we might not receive such designation, and even if received, such designation may not actually lead to a faster development or regulatory review or approval process. Further, such designation could be withdrawn by the FDA.

If a drug candidate is intended or the treatment of a serious or life-threatening disease or condition and nonclinical or clinical data demonstrate the potential to address an unmet medical need for this disease or condition, a product sponsor may request a Fast Track designation from the FDA. Fast Track designation applies to the combination of the product candidate and the specific indication for which it is being studied. The sponsor of a Fast Track designated product candidate has opportunities for more frequent interactions with the applicable FDA review team during product development and, once an NDA/BLA is submitted, the application may be eligible for priority review. An NDA/BLA submitted for a Fast Track designated product candidate may also be eligible for rolling review, where the FDA may consider for review sections of the NDA/BLA on a rolling basis before the complete application is submitted, if the sponsor provides a schedule for the submission of the sections of the NDA/BLA, the FDA agrees to accept sections of the application and determines that the schedule is acceptable, and the sponsor pays any required user fees upon submission of the first section of the application.

If we seek Fast Track designation from the FDA, we may not receive it and even if we receive such designation, it does not ensure that we will receive marketing approval or that approval will be granted in any particular time frame. Many product candidates that have received Fast Track designation have ultimately failed to obtain approval. We also may not experience a faster development or regulatory review or approval process with Fast Track designation compared to conventional FDA procedures. In addition, the FDA may withdraw Fast Track designation if it is no longer supported by data from our clinical development program. Fast Track designation alone also does not guarantee qualification for the FDA’s priority review procedures for marketing applications. In January 2022, the FDA granted Fast Track designation to firmonertinib for the treatment of patients with NSCLC harboring activating EGFR or HER2 kinase domain mutations, including exon 20 insertion mutations.

We may seek to utilize the FDA’s accelerated approval pathway for certain firmonertinib indications and may pursue this pathway for future therapeutic candidates. There is no assurance that, upon receipt of such future marketing application, if any, the FDA will agree to file it and conduct a substantive review of the data or that FDA will agree that we have met the substantial evidence of effectiveness and safety standard necessary to support marketing approval. If unable to obtain approval under the accelerated approval pathway, we may be required to conduct additional nonclinical studies or clinical trials beyond those that we currently contemplate for certain firmonertinib indications, which could increase the expense of obtaining, and delay the receipt of, necessary marketing approvals. Even if we receive accelerated approval from the FDA for certain firmonertinib indications, or for other future therapeutic candidates for which the accelerated approval pathway may be appropriate, if our confirmatory trials do not verify clinical benefit, or if we do not comply with rigorous post-marketing requirements, the FDA may seek to withdraw accelerated approval.

We previously announced that, based on discussions with the FDA, there is potential to pursue an accelerated approval for firmonertinib for the treatment of NSCLC patients diagnosed with PACC mutations using ORR as the surrogate endpoint.

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

The FDA may not accept any future application for accelerated approval for firmonertinib in NSCLC patients diagnosed with PACC mutations, may not grant marketing approval on a timely basis, or may not grant approval at all. The FDA or foreign regulatory authorities could require us to conduct further studies prior to considering our application or granting approval of any type. We might not be able to fulfill the FDA’s requirements in a timely manner or at all, which would cause delays, or approval might not be granted because our submission is deemed incomplete by the FDA. A failure to obtain accelerated approval or any other form of expedited development, review, or approval for firmonertinib would result in a longer time period to commercialization of firmonertinib, would increase the cost of development of firmonertinib and could harm our competitive position in the marketplace. Following high-profile voluntary withdrawals of accelerated approval indications by several oncology sponsors as a result of post-approval trials failing to verify their drug products’ clinical benefit for those indications, which resulted in December 2022 amendments by Congress to the FDA’s authorities related to accelerated approval, public scrutiny of the accelerated approval pathway is likely to continue and may lead to further legislative and/or administrative changes in the future.

Moreover, even if we receive accelerated approval from the FDA for certain firmonertinib indications, we will be subject to rigorous post-marketing requirements, including the completion of one or more confirmatory post-approval clinical trials to verify the clinical benefit of the product in that patient population, and submission to the FDA of all promotional materials for review prior to their dissemination. The FDA could also seek to withdraw accelerated approval for multiple reasons, including if we fail to conduct any required post-approval study, a post-approval study does not confirm the predicted clinical benefit, other evidence shows that the product is not safe or effective under the conditions of use, or we disseminate promotional materials that are found by the FDA to be false and misleading. Products that receive accelerated approval may be subject to expedited withdrawal procedures if post-approval studies fail to verify the predicted clinical benefit. In addition, as noted above, Congress recently provided the FDA with new statutory authorities to mitigate potential risks to patients from continued marketing of ineffective drugs previously granted accelerated approval. Under these amendments to the FDC Act, the agency may require a sponsor of a product seeking accelerated approval to have a confirmatory trial underway prior to such approval being granted. At this time, it has not been fully determined how a future confirmatory post-approval clinical trial for firmonertinib in NSCLC patients diagnosed with PACC mutations would be designed or implemented, whether more than one trial will become necessary, or what the FDA would expect with respect to the timing of initiating such a confirmatory clinical trial for firmonertinib, should it be granted accelerated approval. If we fail to receive accelerated approval for firmonertinib in this patient population or fail to comply with the post-marketing requirements, our business, results of operations, prospects and the price of our common stock may be materially and adversely affected.

Disruptions at the FDA and other government agencies caused by funding shortages, mass layoffs, or global health concerns could hinder their ability to hire, retain or deploy key leadership and other personnel, or otherwise prevent new or modified products from being developed, reviewed, approved or commercialized in a timely manner or at all, which could negatively impact our business.

The ability of the FDA and other government agencies to review and approve new medical products can be affected by a variety of factors, including government budget and funding levels, statutory, regulatory and policy changes, a government agency’s ability to hire and retain key personnel and accept the payment of user fees, and other events that may otherwise affect the government agency’s ability to perform routine functions. Average review times at the FDA and other government agencies have fluctuated in recent years as a result. In addition, government funding of other government agencies that fund research and development activities is subject to the political process, which is inherently fluid and unpredictable. Disruptions at the FDA and other agencies may also slow the time necessary for new drugs or modifications to approved drugs to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, over the last several years, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA, have had to furlough critical employees and stop critical activities during that period. In early 2025, following the inauguration of President Trump, the Trump Administration began terminating federal government employees, including at the FDA. The impact of mass layoffs at the agency and other governmental offices with which we interact is unclear at this time. However, it is expected that with a reduction in staff of up to 50%, the FDA in the future may be unlikely to meet its application review goals or to continue to be available for timely interactions with medical product developers. It is currently unclear how the U.S. biopharmaceutical industry will be affected by the Trump Administration’s major changes to the FDA and the federal government as a whole.

Separately, in response to COVID-19, the FDA postponed most inspections of domestic and foreign manufacturing facilities at various points. Even though the FDA has since resumed standard inspection operations of domestic facilities where feasible, the FDA has continued to monitor and implement changes to its inspectional activities to ensure the safety of its employees and those of the firms it regulates as it adapts to COVID-19, and any resurgence of the virus or emergence of new variants may lead to further inspectional delays. Regulatory authorities outside the United States may adopt similar policy measures in response to COVID-19 or other emerging infectious disease outbreaks, epidemics or pandemics. If a prolonged government shutdown or slowdown occurs, or if global health concerns similar to COVID-19 prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews or other regulatory activities, it could significantly impact the ability of the FDA or other regulatory authorities to timely review and process our regulatory submissions, which could have a material adverse effect on our business.

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

Risks Related to Our Reliance on Third Parties

We heavily rely on our exclusive license with Allist to provide us with intellectual property rights to develop and commercialize firmonertinib. Any termination or loss of significant rights under our agreements with Allist would adversely affect our development or commercialization of firmonertinib.

Under the Allist License Agreement we have, among other things, secured an exclusive, royalty-bearing, and sublicensable license under certain intellectual property (including patents and know-how) owned or controlled by Allist to develop and commercialize any product containing firmonertinib or any of its salts or derivatives (the Licensed Compound) as an active ingredient of a product (the Licensed Product), which is led by a joint collaboration committee (the Collaboration Committee), comprising of representatives from both Allist and us. We granted Allist a non-exclusive sublicensable license to certain information, data, results and improvements related to the Licensed Product. Either party has the right to terminate the Allist License Agreement, subject to specified cure periods, for the material breach by the other party or the bankruptcy or insolvency of the other party. If the Allist License Agreement is terminated for any reason, including as a result of our failure to meet our obligations under the Allist License Agreement to make any milestone payments or royalties to Allist, our business and operations would be materially harmed.

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

Furthermore, we entered into the Allist Collaboration Agreement with Allist to govern the conduct of Global Study. See “Business —  Licenses, Partnerships and Collaborations — Allist Agreements.” Pursuant to the Allist Collaboration Agreement, if either party or both parties wish to jointly conduct a Global Study, one or both parties, as the case may be, will prepare and submit the proposed strategy, internal process timeline, along with other required documents for such proposed Global Study to the Collaboration Committee for its review and approval before the protocol filing with any regulatory authorities. If the Collaboration Committee cannot come to a mutual agreement on the proposed strategy or any other particular matter, this could delay our ability to develop or commercialize firmonertinib, which could have a material adverse effect on our business and operations. Additionally, if we do not receive all of the necessary products, information, reports and data from Allist to which we are entitled under the Allist Collaboration Agreement in a timely manner, our business could be materially harmed.

Reported data or other clinical development announcements by third parties, including Allist, may adversely affect our clinical development plan.

Allist is currently conducting clinical studies in China, including a Phase 1b trial with firmonertinib and a phase 2 trial in second line EGFRm NSCLC patients with exon 20 insertion mutations, and previously completed a Phase 3 clinical trial in China. Allist is also commercializing firmonertinib in China. If announcements by Allist or other third parties with whom we collaborate, or by third parties with whom Allist collaborates, now or in the future, are unfavorable with respect to their clinical trials, or with respect to post-approval monitoring, our clinical development plans may be adversely affected. Further, even if announcements by such third parties are favorable with respect to their clinical trials, our planned clinical trials for firmonertinib, and any future clinical trials we may conduct, differ from their clinical trials and investors should not place undue reliance upon any of such third parties’ reported data or other clinical development announcements.

We rely on, and intend to continue to rely on, third parties to conduct, supervise and monitor our clinical trials and nonclinical studies. If these third parties do not successfully carry out their contractual duties, comply with applicable regulatory requirements or meet expected deadlines, our development programs and our ability to seek or obtain regulatory approval for or commercialize firmonertinib, our other product candidates, and any future product candidates may be delayed or subject to increased costs, each of which may have an adverse effect on our business and prospects.

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

There is no guarantee that any of our CROs, investigators or other third parties will devote adequate time and resources to such trials or studies or perform as contractually required. If any of these third parties fail to meet expected deadlines, adhere to our clinical protocols or meet regulatory requirements, or otherwise perform in a substandard manner, our clinical trials may be extended, delayed or terminated. In addition, many of the third parties with whom we contract may also have relationships with other commercial entities, including our competitors, for whom they may also be conducting clinical trials or other development activities that could harm our competitive position. In addition, principal investigators for our clinical trials are expected to serve as scientific advisors or consultants to us from time to time and may receive cash or equity compensation in connection with such services. If these relationships and any related compensation result in perceived or actual conflicts of interest, or the FDA concludes that the financial relationship may have affected the interpretation of the study, the integrity of the data generated at the applicable clinical trial site may be questioned and the utility of the clinical trial itself may be jeopardized, which could result in the delay or rejection by the FDA of any NDA we submit. Any such delay or rejection could prevent us from receiving regulatory approval for, or commercializing, firmonertinib, our other product candidates, and any future product candidates.

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

We currently rely on a Chinese third party for the manufacture of firmonertinib and other product candidates, including ARR-217, for clinical development and potential future commercial supply of firmonertinib, and expect to continue to rely on third parties for the foreseeable future. This reliance on third parties increases the risk that we will not have sufficient quantities of firmonertinib or ARR-217, or such quantities at an acceptable cost, which could delay, prevent or impair our development or potential commercialization efforts.

We do not own or operate manufacturing facilities and have no plans to develop our own clinical or commercial-scale manufacturing capabilities. We rely on a third party, and expect to continue to rely, on third parties for the manufacture of firmonertinib, other product candidates, including ARR-217, and related raw materials for clinical development, as well as for commercial manufacture of firmonertinib and our other product candidates, including ARR-217, receives marketing approval. The facilities used by third-party manufacturers to manufacture firmonertinib must be approved by the FDA and any comparable foreign regulatory authority pursuant to inspections that will be conducted after we submit an NDA to the FDA or make any comparable submission to a foreign regulatory authority. We do not control the manufacturing process of, and are completely dependent on, third-party manufacturers for compliance with cGMP requirements for manufacture of products. If these third-party manufacturers cannot successfully manufacture material that conforms to our specifications and the strict regulatory requirements of the FDA or any comparable foreign regulatory authority, they will not be able to secure and/or maintain regulatory approval for their manufacturing facilities.

In addition, we have no control over the ability of third-party manufacturers to maintain adequate quality control, quality assurance and qualified personnel. If the FDA or any comparable foreign regulatory authority does not approve these facilities for the manufacture of firmonertinib, or our other product candidates, including ARR-217 or if it withdraws any such approval in the future, we may need to find alternative manufacturing facilities, which would significantly impact our ability to develop, obtain regulatory approval for or market firmonertinib, and our other product candidates, including ARR-217, if approved. Our failure, or the failure of our third-party manufacturers, to comply with applicable regulations also could result in sanctions being imposed on us, including clinical holds, fines, injunctions, civil penalties, delays, suspension or withdrawal of approvals, seizures or recalls of firmonertinib or our other product candidates, including ARR-217, future products, operating restrictions and criminal prosecutions, any of which could significantly and adversely affect supplies of our products and our financial position.

Our or a third party’s failure to execute on our manufacturing requirements on commercially reasonable terms, in a timely manner and in compliance with cGMP or other regulatory requirements could adversely affect our business in a number of ways, including:

●	an inability to initiate or complete clinical trials of firmonertinib, our other product candidates, including ARR-217 or any other future product candidates in a timely manner;
●	delay in submitting regulatory applications, or receiving marketing approvals, for firmonertinib, our other product candidates, including ARR-217, or any other future product candidates;
●	subjecting third-party manufacturing facilities or our potential future manufacturing facilities to additional inspections by regulatory authorities;
●	requirements to cease development or to recall batches of firmonertinib or any other current or future product candidates; and
●	in the event of approval to market and commercialize firmonertinib or any other current or future product candidates, an inability to meet commercial demands for firmonertinib or any other current or future product candidates.

In addition, we do not have any long-term commitments or supply agreements with any third-party manufacturers. We may be unable to establish any long-term supply agreements with third-party manufacturers or to do so on acceptable terms, which increases the risk of failing to timely obtain sufficient quantities of firmonertinib, other potential product candidates, including ARR-217, or such quantities at an acceptable cost. Even if we are able to establish agreements with third-party manufacturers, reliance on third-party manufacturers entails additional risks, including:

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

Any performance failure on the part of our existing or future manufacturers could delay clinical development or marketing approval or jeopardize our ability to commence or continue commercialization of firmonertinib, our other product candidates, including ARR-217, or or any future product candidates, and any related remedial measures may be costly or time consuming to implement. We do not currently have arrangements in place for redundant supply or a second source for all required raw materials used in the manufacture of our product candidates. If our existing or future third-party manufacturers cannot perform as agreed, we may be required to replace such manufacturers and we may be unable to replace them on a timely basis or at all. Without additional suppliers of required raw materials, we may also be unable to meet the commercial needs of a commercial launch of any future product candidates.

In addition, our current and anticipated future dependence upon others for the manufacture of firmonertinib, other product candidates, including ARR-217, and any future product candidates may adversely affect our future profit margins and our ability to commercialize any products that receive marketing approval on a timely and competitive basis.

A portion of our product development and manufacturing for our product candidate firmonertinib and other product candidates, including ARR-217, takes place in China through third-party manufacturers. A significant disruption in the operation of those manufacturers, a trade war or political unrest in China, or a change in the regulatory framework in the United States or China, could materially adversely affect our business, financial condition and results of operations.

Currently, we rely on and have agreements with two third-party contract manufacturers, Raybow and WuXi STA to supply the drug substance for firmonertinib to be used in planned clinical trials and with WuXi STA, with whom we have executed technology transfer related to the manufacture of drug product, to manufacture the clinical trial supplies of firmonertinib drug product. Both of third-party contract manufacturers are located in China, and we expect to continue to use such third-party manufacturers for such product candidates. We expect to rely on manufacturers in China for ARR-217 drug substance and drug product for use in initial clinical studies and also expect to rely on WuXi XDC for the manufacture of ARR-002 for initial clinical studies. Any disruption in production or inability of our manufacturers in China to produce adequate quantities to meet our needs, whether as a result of a natural disaster, or other causes could impair our ability to operate our business on a day-to-day basis and to continue our development of our product candidates. Furthermore, since these manufacturers are located in China, we are exposed to the possibility of product supply disruption and increased costs in the event of changes in the policies of the U.S. or Chinese governments, political unrest or unstable economic conditions in China. For example, a trade war could lead to tariffs that ultimately result in increased manufacturing costs.

The BIOSECURE Act considered by the U.S. Congress 2024 was aimed at discouraging federal contracting with certain Chinese biotechnology companies for biotechnology equipment or services, including WuXi AppTec Co., Ltd. (WuXi AppTec) and its subsidiaries, parent affiliates, or successors on the development or manufacturing of pharmaceutical products. In February 2024, certain U.S. Senators and Representatives sent a letter to the Biden administration requesting that both WuXi AppTec, WuXi STA’s parent company, and the affiliated WuXi Biologics be added to the Department of Defense’s Chinese Military Companies List (1260H list), the Department of Commerce’s Bureau of Industry and Security Entity List, and the Department of Treasury’s Non-SDN Chinese Military-Industrial Complex Companies List. The companies were also named in the initial version of the BIOSECURE Act, which has yet to be reintroduced in the current Congress and the bill’s prospects under the Trump Administration are currently uncertain. Adding WuXi STA or related entities on any or all of the aforementioned lists could materially impact supply of firmonertinib or ARR-002 from WuXi STA and related entities. The re-introduction, enactment and implementation of the original BIOSECURE Act, or similar legislation that could develop in the 119th Congress, may similarly impact supply of firmonertinib or ARR-002 from WuXi STA or related entities. If we are required to change manufacturers for any reason, we will be required to verify that the new manufacturer maintains facilities and procedures that comply with quality standards and with all applicable regulations and guidelines. For example, in the event that we need to switch our third-party manufacturer of firmonertinib or ARR-002 from WuXi STA or related entities, we anticipate that the complexity of the manufacturing process may impact the amount of time it may take to secure a replacement manufacturer. The delays associated with the verification of a new manufacturer, once we are able to identify an alternative source, could negatively affect our ability to develop product candidates in a timely manner or within budget, which could materially adversely affect our business, financial condition and results of operations.

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

We are currently collaborating with third parties to develop certain of our potential drug candidates. For example, we are collaborating with Allist with respect to certain aspects of firmonertinib and are collaborating with Lepu Biopharma with respect to ARR-217. In the future, we may seek to enter into collaborations, joint ventures, license agreements and other similar arrangements for the development or commercialization of firmonertinib, our other product candidates, and any future product candidates, due to capital costs required to develop or commercialize the product candidate or manufacturing constraints. For example, certain of the cancer disease areas that we believe our product candidates address require large, costly and later-stage clinical trials, which a collaboration partner may be better positioned to finance and/or conduct. In addition, a component of our strategy is to maximize the commercial value of our current and future product candidates, which may also strategically align with partnering commercial rights with partners that have large and established sales organizations. To the extent that we decide to enter into collaborations, joint ventures, license agreements and other similar arrangements, we may not be successful in our efforts to establish or maintain such collaborations because our research and development pipeline may be insufficient, any future product candidates may be deemed to be at too early of a stage of development for collaborative effort or third parties may not view our product candidates as having the requisite potential to demonstrate safety and efficacy or significant commercial opportunity. In addition, we face significant competition in seeking appropriate strategic partners, and the negotiation process can be time-consuming and complex. Even if we are successful in our efforts to establish such collaborations, the terms that we agree upon may not be favorable to us. For example, we may need to relinquish valuable rights to our future revenue streams, research programs, intellectual property or product candidates, or grant licenses on terms that may not be favorable to us, as part of any such arrangement, and such arrangements may restrict us from entering into additional agreements with other potential collaborators. In addition, if we enter into such collaborations, we will have limited control over the amount and timing of resources that our collaborators will dedicate to the development or commercialization of our product candidates. Our ability to generate revenue from these arrangements will depend on any future collaborators’ abilities to successfully perform the functions assigned to them in these arrangements. We cannot be certain that, following a collaboration, license or strategic transaction, we will achieve an economic benefit that justifies such transaction.

Furthermore, we may not be able to maintain such collaborations if, for example, the development or approval of a product candidate is delayed, the safety of a product candidate is questioned or the sales of an approved product candidate are unsatisfactory.

Collaborations involving firmonertinib or any other current or future product candidates would pose significant risks to us, including the following:

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

Any termination of collaborations we currently depend on or may enter into in the future, or any delay in entering into collaborations related to firmonertinib or any other current or future product candidates, could delay the development and commercialization of our product candidates and reduce their competitiveness if they reach the market, which could have a material adverse effect on our business, financial condition, results of operations and prospects.

Risks Related to Commercialization of Firmonertinib, Our Other Product Candidates, and any Future Product Candidates

Even if we receive regulatory approval for firmonertinib or any other current or future product candidates, we will be subject to ongoing regulatory obligations and continued regulatory review, which may result in significant additional expense. Additionally, firmonertinib, our other product candidates, and any future product candidates, if approved, could be subject to labeling and other restrictions on marketing or withdrawal from the market, and we may be subject to penalties if we fail to comply with regulatory requirements or if we experience unanticipated problems with our product candidates, if any of them are approved.

Any regulatory approvals that we may receive for firmonertinib or any other current or future product candidates will require the submission of various post-marketing reports to regulatory authorities, will subject us to surveillance requirements to monitor the safety and efficacy of the product, may contain significant limitations related to use restrictions for specified age groups, warnings, precautions or contraindications and may include burdensome post-approval study or risk management requirements. For example, the FDA may require REMS as a condition of approval of firmonertinib or any other current or future product candidates, which could include requirements for a medication guide, physician training and communication plans or additional elements to ensure safe use, such as restricted distribution methods, patient registries and other risk minimization tools. In addition, if the FDA or a comparable foreign regulatory authority approves firmonertinib or any other current or future product candidates, the manufacturing processes, labeling, packaging, distribution, adverse event reporting, storage, advertising, promotion, import, export and recordkeeping for such products will be subject to extensive and ongoing regulatory requirements. These requirements include submissions of safety and other post-marketing information and reports, facility registration, and continued compliance with cGMPs for product manufacturing and GCP requirements for any clinical trials that we conduct post-approval. Manufacturers of approved products and their facilities are subject to continual review and periodic, unannounced inspections by the FDA and other regulatory authorities for compliance with cGMP regulations and standards. In addition, should accelerated approval be granted to any of our product candidates, we will be required to complete confirmatory clinical trials to verify the drug’s clinical benefit(s) and to make certain mandatory submissions to the FDA that are not applicable to drug products with “full” or traditional FDA marketing approvals (i.e., those not subject to accelerated approval requirements).

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

The occurrence of any event or penalty described above may inhibit our ability to commercialize firmonertinib or any other current or future product candidates and to generate revenue, could require us to expend significant time and resources in response and could generate negative publicity.

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

The FDA and other regulatory agencies strictly regulate the marketing, labeling, advertising, and promotional claims that may be made about prescription drug products, such as firmonertinib or any other current or future product candidates, if approved. These regulations include standards and restrictions for direct-to-consumer advertising, industry-sponsored scientific and educational activities, promotional activities involving the internet and off-label promotion. In particular, a product may not be promoted for uses that are not approved by the FDA or such other regulatory agencies as reflected in the product’s approved labeling. However, companies may share truthful and not misleading information that is not inconsistent with the labeling, and the FDA has recently published guidance for industry outlining modernized recommendations for how drug manufacturers can share scientifically sound and clinically relevant information on unapproved uses with health care providers so long as such presentations are not promotional. While physicians in the United States may choose, and are generally permitted, to prescribe drugs for uses that are not described in the product’s labeling and for uses that differ from those tested in clinical trials and approved by the regulatory authorities, our ability to promote or advertise any future commercial products will be narrowly limited to those indications that are specifically approved by the FDA.

If we are found to have promoted off-label uses for an FDA-approved drug product, or to have promoted an investigational drug before it has been granted some form of marketing approval, we may become subject to significant liability. The U.S. federal government has levied large civil and criminal fines against companies for alleged improper promotion of off-label use and has enjoined several companies from engaging in off-label promotion. The government has also required companies to enter into consent decrees or imposed permanent injunctions under which specified promotional conduct is changed or curtailed. If we cannot successfully manage the promotion of firmonertinib or any other current or future product candidates, if approved, we could become subject to significant liability, which would materially adversely affect our business and financial condition.

If we are required by the FDA to obtain approval of a companion diagnostic in connection with approval of any of our product candidates, and we do not obtain, or face delays in obtaining, FDA approval of such companion diagnostic, we will not be able to commercialize such product candidate and our ability to generate revenue will be materially impaired.

According to FDA guidance, if the FDA determines that a companion diagnostic device is essential to the safe and effective use of a novel therapeutic product or indication, the FDA generally will not approve the therapeutic product or new therapeutic product indication if the companion diagnostic is not also approved or cleared for that indication. We are working with a diagnostics company to develop a companion diagnostic for firmonertinib to identify patients with EGFR exon 20 insertion mutations and we may be required to pursue a similar approach for EGFR PACC mutations. The process of obtaining or creating such diagnostic is time consuming and costly.

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

If the FDA or a comparable foreign regulatory authority requires approval or clearance of a companion diagnostic for any of our product candidates, whether before or after the product candidate obtains marketing approval, we and/or third-party collaborators may encounter difficulties in developing and obtaining approval or clearance for these companion diagnostics. Any delay or failure by us or third-party collaborators to develop or obtain regulatory approval or clearance of a companion diagnostic could delay or prevent approval or continued marketing of the relevant product. For example, our EGFR exon 20 insertion mutations clinical trials may generate insufficient data to enable the approval by the FDA of the companion diagnostic that we are working with a diagnostics company to develop. We or our collaborators may also experience delays in developing a sustainable, reproducible and scalable manufacturing process for the companion diagnostic or in transferring that process to commercial partners or negotiating insurance reimbursement plans, all of which may prevent us from completing our clinical trials or commercializing our product candidates, if approved, on a timely or profitable basis, if at all.

The commercial success of firmonertinib or any other current or future product candidates will depend upon the degree of market acceptance of such product candidates by healthcare providers, product recipients, healthcare payors and others in the medical community. If firmonertinib or any other current or future product candidates fail to achieve the broad degree of adoption by the medical community necessary for commercial success, our operating results and financial condition will be adversely affected, which may delay, prevent or limit our ability to generate revenue and continue our business.

Even if firmonertinib or any other current or future product candidates receive regulatory approval, they may not be commercially successful and may not gain market acceptance among healthcare providers, individuals within our target population, healthcare payors or the medical community. The commercial success of firmonertinib or any other current or future product candidates will depend significantly on the broad adoption and use of the resulting product by these individuals and organizations for approved indications. The degree of market acceptance of our products will depend on a number of factors, including:

●	demonstration of clinical efficacy and safety, including as compared to any more-established products;
●	the indications for which our product candidates are approved;
●	the limitation of our targeted patient population and other limitations or warnings contained in any FDA-approved labeling;
●	acceptance of a new drug for the relevant indication by healthcare providers and their patients;
●	the establishment of compliant, timely and secure product distribution networks;
●	the pricing and cost-effectiveness of our products, as well as the cost of treatment with our products in relation to alternative treatments and therapies;
●	our ability to obtain and maintain sufficient third-party coverage and adequate reimbursement from government healthcare programs, including Medicare and Medicaid, private health insurers and other third-party payors;
●	the willingness of patients to pay all, or a portion of, out-of-pocket costs associated with our products in the absence of sufficient third-party coverage and adequate reimbursement;

●	any restrictions on the use of our products, and the prevalence and severity of any adverse effects;
●	potential product liability claims;
●	the timing of market introduction of our products as well as availability, safety and efficacy of competitive drugs;
●	the effectiveness of our or any potential future collaborators’ sales and marketing strategies; and
●	unfavorable publicity relating to the product.

If firmonertinib or any other current or future product candidate is approved for marketing but does not achieve an adequate level of acceptance by physicians, hospitals, healthcare payors or patients, we may not generate sufficient revenue from that product and may not become or remain profitable. Our efforts to educate the medical community and third-party payors regarding the benefits of our products may require significant resources and may never be successful.

The successful commercialization of firmonertinib or any other current or future product candidates, if approved, will depend in part on the extent to which governmental authorities and health insurers establish coverage, adequate reimbursement levels and favorable pricing policies. Failure to obtain or maintain coverage and adequate reimbursement for our products could limit our ability to market those products and decrease our ability to generate revenue.

The availability of coverage and the adequacy of reimbursement by governmental healthcare programs such as Medicare and Medicaid, private health insurers and other third-party payors are essential for most patients to be able to afford prescription medications such as firmonertinib, our other product candidates, and any future product candidates, if approved. Our ability to achieve coverage and acceptable levels of reimbursement for our products by third-party payors will have an effect on our ability to successfully commercialize those products. Accordingly, we will need to successfully implement a coverage and reimbursement strategy for any approved product candidate. Even if we obtain coverage for a given product by a third-party payor, the resulting reimbursement payment rates may not be adequate or may require co-payments that patients find unacceptably high.

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

There is significant uncertainty related to third-party payor coverage and reimbursement of newly approved products. In the United States, third-party payors, including private and governmental payors, such as the Medicare and

Medicaid programs, play an important role in determining the extent to which new drugs will be covered. Some third-party payors may require pre-approval of coverage for new or innovative drugs before they will reimburse healthcare providers who use such therapies. It is difficult to predict at this time what third-party payors will decide with respect to the coverage and reimbursement for firmonertinib, our other product candidates and any future product candidates, if approved.

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

Additionally, the IRA authorized the CMS to negotiate drug prices annually for a select number of single source Medicare Part D drugs without generic competition starting in payment year 2026, and to negotiate drug prices for a select number of Medicare Part B drugs starting for payment year 2028. If a drug product is selected by CMS for negotiation, it is expected that the revenue generated from such drug will decrease. CMS has begun to implement these new statutory requirements but their impact on the biopharmaceutical industry in the United States remains uncertain, in part due to several pending federal lawsuits challenging the constitutionality of the program. The outcome of such ongoing lawsuits, as well as potential legislative changes enacted by Congress or programmatic changes implemented at CMS by the Trump Administration, may impact the IRA drug price negotiation program in the future. We cannot be sure that coverage and reimbursement will be available for any product that we commercialize in the future and, if reimbursement is available, what the level of reimbursement will be.

Outside of the United States, international biopharmaceutical sales are generally subject to extensive governmental price controls and other market regulations, and we believe the increasing emphasis on cost-containment initiatives in Europe and other countries has and will continue to put pressure on the pricing and usage of our product candidates, if approved in these jurisdictions. In many countries, the prices of medical products are subject to varying price control mechanisms as part of national health systems. Other countries allow companies to fix their own prices for medical products but monitor and control company profits. Additional foreign price controls or other changes in pricing regulation could restrict the amount that we are able to charge for our products. Accordingly, in markets outside the United States, if any, the reimbursement for our products may be reduced compared with the United States and may be insufficient to generate commercially reasonable revenue and profits.

Moreover, increasing efforts by governmental and third-party payors in the United States and abroad to cap or reduce healthcare costs may cause such organizations to limit both coverage and the level of reimbursement for newly approved products and, as a result, they may not cover or provide adequate payment for our products.

We expect to experience pricing pressures in connection with the sale of any of our product candidates, if approved, due to the trend toward managed healthcare, the increasing influence of health maintenance organizations and additional legislative changes. The downward pressure on healthcare costs in general, and prescription drugs, surgical procedures and other treatments in particular, has become very intense. As a result, increasingly high barriers are being erected to the entry of new products.

We face significant competition, and if our competitors develop and commercialize technologies or product candidates more rapidly than we do, or their technologies or product candidates are more effective, safer, or less expensive than firmonertinib, our other product candidates, and any future product candidates we develop, our business and our ability to develop and successfully commercialize products will be adversely affected.

The biopharmaceutical industry is characterized by rapid advancing technologies, intense competition and a strong emphasis on proprietary and novel products and product candidates. Our competitors have developed, are developing or may develop products, product candidates and processes competitive with firmonertinib. Firmonertinib, our other product candidates, and any future product candidates that we successfully develop and commercialize will compete with existing therapies and new therapies that may become available in the future. Our competitors include larger and better-funded pharmaceutical, biopharmaceutical, biotechnological and therapeutics companies. Moreover, we may also compete with universities and other research institutions who may be active in research in our target indications and could be in direct competition with us. We also compete with these organizations to recruit management, scientists and clinical development personnel, and our inability to compete successfully could negatively affect our level of expertise and our ability to execute our business plan. We will also face competition in establishing clinical trial sites, enrolling subjects for clinical trials and in identifying and in-licensing intellectual property related to new product candidates, as well as entering into collaborations, joint ventures, license agreements and other similar arrangements. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies.

We believe that our current and future competition for resources and eventually for customers comes from companies that are commercializing or developing candidates targeting EGFRm-positive NSCLC, including, but not limited to, AstraZeneca, Johnson & Johnson, Blossom Hill Therapeutics, Dizal Pharmaceutical, Oric Pharmaceuticals, Black Diamond Therapeutics, Inc., Cullinan Therapeutics, Inc.,Taiho Pharmaceutical Co., Ltd., Boehringer Ingelheim and Bayer AG. In March 2024 and October 2024, chemotherapy in combination with the anti-EGFR anti-MET bispecific antibody amivantamab was approved in the United States and Europe, respectively, for first line EGFRm NSCLC patients with exon 20 insertion mutations. In October 2023, Johnson & Johnson presented the results of the Phase 3 PAPILLON study of chemotherapy in combination with the anti-EGFR anti-MET bispecific antibody amivantamab in first-line NSCLC patents with EGFR exon 20 insertion mutations, and announced in July 2023 that the PAPILLON study met its primary endpoint. In October 2023, Dizal Pharmaceutical and Oric Pharmaceuticals provided updates on their oral EGFR inhibitors sunvozertinib and ORIC-114, respectively, each of which is being studied in Phase 1 trials in first-line NSCLC patients with EGFR exon 20 insertion mutations. In January 2025, Taiho Therapeutics and Cullinan Therapeutics announced that their study of the oral EGFR inhibitor zipalertinib met the primary endpoint in a phase 2B clinical trial of patents in second or later line NSCLC patients with EGFR exon 20 insertion mutations.

Many of our competitors have significantly greater financial, technical, manufacturing, marketing, sales and supply resources or experience than we do. If we successfully obtain approval for firmonertinib or any other current or future product candidate, we will face competition based on many different factors, including the safety and effectiveness of our products, the ease with which our products can be administered, the timing and scope of regulatory approvals for these products, the availability and cost of manufacturing, marketing and sales capabilities, price, reimbursement coverage and patent position. Competing products could present superior treatment alternatives, including by being more effective, safer, more convenient, less expensive or marketed and sold more effectively than any products we may develop. Competing products may render firmonertinib or any other current or future product candidates we develop obsolete or noncompetitive before we recover the expense of developing and commercializing our product candidates. If we are unable to compete effectively, our opportunity to generate revenue from the sale of our products we may develop, if approved, could be adversely affected. See “Business — Competition.”

We currently have limited marketing and no market access or sales organizations and have no experience as a company in commercializing products, and we may need to invest significant resources to develop these capabilities. If we are unable to establish marketing and sales capabilities or enter into agreements with third parties to market and sell our products, we may not be able to generate product revenue.

We have limited marketing and no internal sales or distribution capabilities, nor have we commercialized a product. If firmonertinib or any other current or future product candidate ultimately receives regulatory approval, we must build a marketing and sales organization with technical expertise and supporting distribution capabilities to commercialize each such product in major markets, which will be expensive and time consuming, or collaborate with third parties that have direct sales forces and established distribution systems, either to augment our own sales force and distribution systems or in lieu of our own sales force and distribution systems. We have no prior experience as a company with the marketing, sale or distribution of biopharmaceutical products and there are significant risks involved in the building and managing of a sales organization, including our ability to hire, retain and incentivize qualified individuals, generate sufficient sales leads, provide adequate training to sales and marketing personnel, monitor compliance on an ongoing basis, and effectively manage a geographically dispersed sales and marketing team. Any failure or delay in the development of our internal sales, marketing and distribution capabilities would adversely impact the commercialization of these products. We compete with many companies that currently have extensive, experienced and well-funded market access, marketing and sales operations to recruit, hire, train and retain marketing and sales personnel, and will have to compete with those companies to recruit, hire, train and retain any of our own market access, marketing and sales personnel. If we are unable to expand our sales and marketing team, we may be unable to compete successfully against these more established companies. We may not be able to enter into collaborations or hire consultants or external service providers to assist us in sales, marketing and distribution functions on acceptable financial terms, or at all. In addition, our product revenue and our profitability, if any, may be lower if we rely on third parties for these functions than if we were to market, sell and distribute any products that we develop ourselves. We likely will have little control over such third parties, and any of them may fail to devote the necessary resources and attention to sell and market our products effectively. If we are not successful in commercializing our products, either on our own or through arrangements with one or more third parties, we may not be able to generate any future product revenue and we would incur significant additional losses.

If the market opportunities for firmonertinib and any other current or future product candidates are smaller than we believe they are, our revenue may be adversely affected, and our business may suffer.

The precise incidence and prevalence for the various mutations of NSCLC we aim to address with firmonertinib or any other current or future product candidates are unknown. Our projections of both the number of people who have EGFRm NSCLC or other diseases we target, as well as the subset of people with these diseases who have the potential to benefit from treatment with our product candidates, are based on a number of internal and third-party estimates. These estimates have been derived from a variety of sources, including the scientific literature, surveys of clinics, patient foundations or market research, and may prove to be incorrect. Further, new trials may change the estimated incidence or prevalence of these indications. While we believe our assumptions and the data underlying our estimates are reasonable, we have not independently verified the accuracy of the third-party data on which we have based our assumptions and estimates, and these assumptions and estimates may not be correct and the conditions supporting our assumptions or estimates may change at any time, including as a result of factors outside our control, thereby reducing the predictive accuracy of these underlying factors. The total addressable market across all of the potential indications for firmonertinib, our other product candidates, and any future product candidates will ultimately depend upon, among other things, the diagnosis criteria included in the final label for each such product candidate which receives marketing approval for these indications, the availability of alternative treatments and the safety, convenience, cost and efficacy of such product candidates relative to such alternative treatments, acceptance by the medical community and patient access, drug pricing and reimbursement. The number of patients in the United States and other major markets and elsewhere may turn out to be lower than expected, patients may not be otherwise amenable to treatment with our product candidates or new patients may become increasingly difficult to identify or gain access to, all of which would adversely affect our business, financial condition and results of operations.

Our future growth may depend, in part, on our ability to operate in foreign markets, where we would be subject to additional regulatory burdens and other risks and uncertainties.

Our future growth may depend, in part, on our ability to develop and commercialize firmonertinib, our other product candidates, and any future product candidates in foreign markets. We are not permitted to market or promote any product candidate before we receive regulatory approval from applicable regulatory authorities in foreign markets, and we may never receive such regulatory approvals for firmonertinib or any other current or future product candidates. To obtain separate regulatory approval in many other countries we must comply with numerous and varying regulatory requirements regarding safety and efficacy and governing, among other things, clinical trials, commercial sales, pricing and distribution of firmonertinib, our other product candidates and any future product candidates. Approval procedures may be more onerous than those in the United States and may require that we conduct additional nonclinical studies or clinical trials. If we obtain regulatory approval of product candidates and ultimately commercialize our products in foreign markets, we would be subject to additional risks and uncertainties, including:

●	different regulatory requirements for approval of drugs in foreign countries;
●	reduced protection for intellectual property rights;

●	the existence of additional third-party patent rights of potential relevance to our business;
●	unexpected changes in tariffs, trade barriers and regulatory requirements;
●	economic weakness, including inflation, or political instability in particular foreign economies and markets;
●	compliance with export control and import laws and regulations;
●	compliance with tax, employment, immigration and labor laws for employees living or traveling abroad;
●	foreign currency fluctuations, which could result in increased operating expenses and reduced revenue, and other obligations incident to doing business in another country;
●	foreign reimbursement, pricing and insurance regimes;
●	workforce uncertainty in countries where labor unrest is common;
●	differing regulatory requirements with respect to manufacturing, packaging or distribution of products;
●	production shortages resulting from any events affecting raw material supply or manufacturing capabilities abroad;
●	business interruptions resulting from geopolitical actions, including war and terrorism, or natural disasters including earthquakes, typhoons, floods and fires; and
●	disruptions resulting from the impact of public health pandemics or epidemics.

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

Our quarterly and annual operating results may fluctuate significantly, which makes it difficult for us to predict our future operating results. These fluctuations may occur due to a variety of factors, many of which are outside of our control, including, but not limited to:

●	the timing and cost of, and level of investment in, research, development, regulatory approval and commercialization activities relating to firmonertinib or any other current or future product candidates, which may change from time to time;
●	the timing and success or failure of preclinical studies or clinical trials for firmonertinib or other current or any future product candidates or competing product candidates, or any other change in the competitive landscape of our industry, including consolidation among our competitors or partners;
●	coverage and reimbursement policies with respect to firmonertinib or any other current or future product candidates, if approved, and potential future drugs that compete with our products;
●	expenditures that we may incur to acquire, develop or commercialize additional product candidates and technologies;

●	the level of demand for any approved products, which may vary significantly;
●	future accounting pronouncements or changes in our accounting policies;
●	the timing and amount of any milestone, royalty or other payments payable by us or due to us under any collaboration, licensing or other similar agreement; and
●	changes in general market and economic conditions.

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

We are a clinical-stage company, and, as of December 31, 2024, had 52 full-time employees. We are highly dependent on the research and development, clinical and business development expertise of our executive officers, as well as the other principal members of our management, scientific and clinical team. Although we have entered into offer letters with our executive officers, each of them may terminate his or her employment with us at any time. We do not maintain “key person” insurance for any of our executives or other employees. In addition, we rely on consultants and advisors, including scientific and clinical advisors, to assist us in formulating our research and development and commercialization strategy. Our consultants and advisors may have commitments under consulting or advisory contracts with other entities that may limit their availability to us. If we are unable to continue to attract and retain high quality personnel, our ability to pursue our growth strategy will be limited.

In addition, job candidates and existing employees often consider the value of the stock awards they receive in connection with their employment. If the perceived benefits of our stock awards decline, either because we are a public company or for other reasons, it may harm our ability to recruit and retain highly skilled employees. Our employees may be more likely to leave us if the shares they own have significantly appreciated in value relative to the original purchase prices of the shares, or if the exercise prices of the options that they hold are significantly below the market price of our common stock.

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

As of December 31, 2024, we had 52 full-time employees. As we continue development and pursue the potential commercialization of firmonertinib, our other product candidates and any future product candidates, as well as continue to function as a public company, we will need to expand our financial, accounting, development, regulatory, manufacturing, information technology, marketing and sales capabilities or contract with third parties to provide these capabilities for us. We may have difficulty identifying, hiring and integrating new personnel. The expansion of our operations may lead to significant costs and may divert the attention of our management and business development resources away from day-to-day activities and devote a substantial amount of time to managing internal or external growth. As our operations expand, we expect that we will need to manage additional relationships with various strategic partners, suppliers and other third parties and we may not be successful in doing so. Our future financial performance and our ability to develop and commercialize firmonertinib, our other product candidates and any future product candidates and to compete effectively will depend, in part, on our ability to manage any future growth effectively.

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

Our business operations and current and future arrangements with investigators, healthcare professionals, consultants, third-party payors, patient organizations and customers expose us to broadly applicable foreign, federal and state fraud and abuse and other healthcare laws and regulations. These laws may constrain the business or financial arrangements and relationships through which we conduct our operations, including how we research, market, sell and distribute any products for which we obtain marketing approval. Such laws include:

●	the federal Anti-Kickback Statute, which prohibits, among other things, persons or entities from knowingly and willfully soliciting, offering, receiving or providing any remuneration (including any kickback, bribe or certain rebates), directly or indirectly, overtly or covertly, in cash or in kind, in return for, either the referral of an individual or the purchase, lease, or order, or arranging for or recommending the purchase, lease, or order of any good, facility, item or service, for which payment may be made, in whole or in part, under a federal healthcare program such as Medicare and Medicaid. A person or entity does not need to have actual knowledge of the federal Anti-Kickback Statute or specific intent to violate it in order to have committed a violation;
●	the federal false claims laws, including the civil False Claims Act, and civil monetary penalties laws, which prohibit, among other things, individuals or entities from knowingly presenting, or causing to be presented, to the federal government, claims for payment or approval that are false or fraudulent, knowingly making, using or causing to be made or used, a false record or statement material to a false or fraudulent claim, or from knowingly making or causing to be made a false statement to avoid, decrease or conceal an obligation to pay money to the federal government. In addition, the government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the civil False Claims Act;
●	the federal Health Insurance Portability and Accountability Act of 1996 (HIPAA), which imposes criminal and civil liability for, among other things, knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program, or knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false statement, in connection with the delivery of, or payment for, healthcare benefits, items or services. Similar to the federal Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation;
●	the federal Physician Payments Sunshine Act, which requires certain manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program, with certain exceptions, to report annually to CMS information related to payments and other “transfers of value” made to physicians, defined to include doctors, dentists, optometrists, podiatrists and chiropractors, certain non-physician practitioners, physician assistants, nurse practitioners, clinical nurse specialists, certified nurse anesthetists, anesthesiology assistants and certified nurse-midwives, and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members;

●	analogous state and foreign laws and regulations, such as state anti-kickback and false claims laws, which may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payors, including private insurers; and
●	some state or local laws that require biotechnology companies to comply with the biopharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures; to report information on the pricing of certain drug products; and the registration of pharmaceutical sales representatives doing business within the jurisdiction, among other potentially applicable state and local laws and regulations.

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

Recently enacted legislation, future legislation and healthcare reform measures may increase the difficulty and cost for us to obtain marketing approval for and commercialize firmonertinib, our other product candidates, and any future product candidates and may affect the prices we may set.

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

In addition, other legislative changes have been proposed and adopted since the ACA was enacted. For example, on March 11, 2021, the American Rescue Plan Act of 2021 was signed into law, which eliminated the statutory cap on the Medicaid drug rebate, set at 100% of a drug’s average manufacturing price, beginning January 1, 2024. Further, there has been heightened governmental scrutiny in the United States of pharmaceutical pricing practices in light of the rising cost of prescription drugs. Such scrutiny has resulted in several recent congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient assistance programs, and reform government program reimbursement methodologies for products. Most recently, the IRA introduced a number of significant drug pricing reforms, including the establishment of a drug price negotiation program within the HHS (beginning in 2026) that requires manufacturers to charge a negotiated “maximum fair price” for certain selected drugs or pay an excise tax for noncompliance, the establishment of rebate payment requirements on manufacturers under Medicare Parts B and D to penalize price increases that outpace inflation (first due in 2023), and a redesign of the Part D benefit, as part of which manufacturers are required to provide discounts on Part D drugs (beginning in 2025). The program being implemented by HHS is currently the subject of several federal lawsuits, and its ultimate form remains uncertain. Additional drug pricing proposals could also appear in future legislation as the Trump Administration and the 119th Congress begin to develop and articulate policy proposals related to prescription drug pricing and the biopharmaceutical industry more broadly.

At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. In December 2020, the U.S. Supreme Court held unanimously that federal law does not preempt the states’ ability to regulate pharmacy benefit managers (PBMs), and other members of the health care and pharmaceutical supply chain, an important decision that had led to further and more aggressive efforts by states in this area. The FTC in mid-2022 also launched sweeping investigations into the practices of the PBM industry, and published interim reports with its findings in mid-2024 and January 2025, that could lead to additional federal and state legislative or regulatory proposals targeting such entities’ operations, pharmacy networks, or financial arrangements, including in the current 2025-2026 congressional session where PBM reform continues to be a bipartisan priority. During the previous congressional session, numerous PBM reforms were considered in both the Senate and the House of Representatives; they included diverse legislative proposals such as eliminating rebates; divorcing service fees from the price of a drug, discount, or rebate; prohibiting spread pricing; limiting administrative fees; requiring PBMs to report formulary placement rationale; promoting transparency. Significant efforts to change the PBM industry as it currently exists in the U.S. may affect the entire pharmaceutical supply chain and the business of other stakeholders, including innovative drug product developers like us. Legally mandated price controls on payment amounts by third-party payors or other restrictions, if enacted and applicable to any of our future commercial products, could harm our business, results of operations, financial condition and prospects. In addition, regional healthcare authorities and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical products and which suppliers will be included in their prescription drug and other healthcare programs. This could reduce the ultimate demand for firmonertinib, our other product candidates, and any future product candidates, if approved, or put pressure on our product pricing, which could negatively affect our business, results of operations, financial condition and prospects.

We expect that these new laws and other healthcare reform measures that may be adopted in the future may result in additional reductions in Medicare and other healthcare funding, more rigorous coverage criteria, new payment methodologies and additional downward pressure on the price that we receive for any approved product. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payors. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability or commercialize firmonertinib, our other product candidates and any future product candidates, if approved.

If product liability lawsuits are brought against us, we may incur substantial liabilities and may be required to limit, delay or cease commercialization of any products we may develop.

We face an inherent risk of product liability as a result of the clinical trials of firmonertinib, our other product candidates, and any future product candidates and will face an even greater risk if we commercialize our product candidates, especially if our products are prescribed for off-label uses, even if we do not promote such uses. For example, we may be sued if our product candidates allegedly cause injury or are found to be otherwise unsuitable during product testing, manufacturing, marketing or sale. Any such product liability claims may include allegations of defects in manufacturing, defects in design, a failure to warn of dangers inherent in the product, negligence, strict liability and a breach of warranties. Claims may be brought against us by clinical trial participants, patients or others using, administering or selling products that may be approved in the future. Claims could also be asserted under state consumer protection acts.

If we cannot successfully defend ourselves against product liability claims, we may incur substantial liabilities or be required to limit, delay or cease the commercialization of our products. Even a successful defense would require significant financial and management resources. Regardless of the merits or eventual outcome, liability claims may result in:

●	decreased demand for our future products;
●	injury to our reputation and significant negative media attention;
●	withdrawal of clinical trial participants;
●	costs to defend the related litigation;
●	a diversion of our management’s time and our resources;
●	substantial monetary awards to any injured patients;
●	product recalls, withdrawals or labeling, marketing or promotional restrictions;
●	significant negative financial impact;
●	the inability to commercialize firmonertinib or any other current or future product candidates; and
●	a decline in our stock price.

We currently hold approximately $10.0 million in product liability insurance coverage in the aggregate. We may need to increase our insurance coverage as we expand our clinical trials or if we commence commercialization of firmonertinib or any other current or future product candidates. Insurance coverage is increasingly expensive. Our inability to obtain and retain sufficient product liability insurance at an acceptable cost to protect against potential product liability claims could prevent or inhibit the commercialization of firmonertinib or any other current or future product candidates. Although we will maintain such insurance, any claim that may be brought against us could result in a court judgment or settlement in an amount that is not covered, in whole or in part, by our insurance or that is in excess of the limits of our insurance coverage. Our insurance policies will also have various exclusions, and we may be subject to a product liability claim for which we have no coverage. We may have to pay any amounts awarded by a court or negotiated in a settlement that exceed our coverage limitations or that are not covered by our insurance, and we may not have, or be able to obtain, sufficient capital to pay such amounts.

Our insurance policies are expensive and only protect us from some business risks, which will leave us exposed to significant uninsured liabilities.

We do not carry insurance for all categories of risk that our business may encounter. Some of the policies we currently maintain include property, general liability, employment benefits liability, workers’ compensation, products liability, malicious invasion of our electronic systems, and directors’ and officers’, and employment practices insurance. We do not know, however, if we will be able to maintain insurance with adequate levels of coverage. No assurance can be given that an insurance carrier will not seek to cancel or deny coverage after a claim has occurred. Any significant uninsured liability may require us to pay substantial amounts, which would adversely affect our financial position and results of operations.

We are subject to complex and evolving U.S. and foreign laws, regulations, and rules, as well as contractual obligations, and policies related to data privacy and data protection. Our, or those of collaborators or other third parties on which we rely, actual or perceived failure to comply with such obligations could lead to regulatory investigations or actions; litigation; fines and penalties; disruptions of our business operations; reputational harm; loss of revenue or profits; loss of customers or sales; and other adverse business consequences.

In the ordinary course of business, we collect and process personal data and other sensitive information, including proprietary and confidential business data, trade secrets, employee data, intellectual property, data we collect about trial participants in connection with clinical trials, and other sensitive third-party data. Our data processing activities may subject us to numerous privacy and data protection obligations, such as various laws, regulations, guidance, industry standards, external and internal privacy and security policies, contractual requirements, and other obligations relating to privacy and data protection.

Various federal, state, local and foreign legislative and regulatory bodies, or self-regulatory organizations, may expand or amend current laws, rules or regulations, enact new laws, rules or regulations or issue revised rules or guidance regarding privacy and data protection. In the United States, federal, state, and local governments have enacted numerous privacy and data protection laws, including data breach notification laws, personal data privacy laws, consumer protection laws, e.g., Section 5 of the Federal Trade Commission Act, and other similar laws, e.g., wiretapping laws. HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009 and their respective implementing regulations (collectively, HIPAA), imposes certain privacy and security requirements for individually identifiable health information on certain entities, namely certain healthcare providers, health plans, and healthcare clearinghouses (covered entities) and their respective “business associates” who directly or as a subcontractor provide services involving the creation, use, maintenance or disclosure of individually identifiable health information on covered entities’ behalf. As a clinical trial sponsor, we are not directly subject to HIPAA, but we do have relationships with providers and other entities subject to the law and thus must structure those relationships in a manner consistent with HIPAA requirements. If any of the physicians or other health care providers or entities with whom we expect to do business are found to be not in compliance with HIPAA or other applicable privacy laws, they may be subject to criminal, civil or administrative sanctions, including exclusions from government funded health care programs. If regulatory authorities challenge our activities, or those of a collaborator or other third party on which we rely, under HIPAA or other privacy laws applicable to the privacy and security of health information, any such challenge could have a material adverse effect on our reputation, business, results of operations and financial condition. Any investigation of or enforcement against us or the third parties with whom we contract, including a research collaborator, regardless of the outcome, would be costly and time consuming, and may negatively affect our ability to conduct clinical trials, results of operations and financial condition.

Other federal and state laws establish additional requirements for protecting the privacy and security of health information that is not protected by HIPAA. For instance, Washington state recently passed the “My Health My Data” Act, which came into force in 2024 and regulates “consumer health data,” which is defined as “personal information that is linked or reasonably linkable to a consumer and that identifies a consumer’s past, present, or future physical or mental health.” The “My Health My Data” Act provides exemptions for personal data used or shared in connection with certain research activities, including data subject to 45 C.F.R. Parts 46, 50 and 56. Notably, the “My Health My Data” Act contains a private right of action. In addition, Nevada recently enacted a consumer health data privacy bill, SB 370, which also took effect in 2024, and regulates “consumer health data.” SB 370 shares many similarities with Washington’s “My Health My Data” Act, and Connecticut recently amended its comprehensive privacy law to include heighted regulation of “consumer health data.” Additional states may adopt health-specific privacy laws that could impact our business activities and our collection and handling of health-related data.

More broadly, various U.S. states now regulate the processing of personal data. For example, California was the first of an ever-increasing number of states to enact comprehensive state privacy legislation with the California Consumer Privacy Act (CCPA), which went into effect in January of 2020. The CCPA established a privacy framework for covered businesses by creating an expanded definition of personal data, establishing data privacy rights for California residents, requiring covered businesses to provide disclosures to California residents, and creating a statutory damages framework with the potential for severe damages for violations of the CCPA and for businesses that fail to implement reasonable security procedures and practices to prevent data breaches, as well as a private right of action for certain data breaches.

Additionally, in 2020 California voters passed the California Privacy Rights Act of 2020 (CPRA), which went into effect on January 1, 2023. The CPRA significantly amends and expands the CCPA, such as granting additional rights to California residents, including the right to correct personal data and additional opt-out rights. Among other things, the CPRA also establishes a regulatory agency, the California Privacy Protection Agency, which enacts new regulations under the CCPA and has expanded enforcement authority. In 2023, comprehensive privacy laws in Virginia, Colorado, Connecticut, and Utah all took effect, and laws in Montana, Oregon, and Texas took effect during 2024. Laws in a number of other U.S. states took effect, or are set to take effect, in 2025, in 2026, and beyond. Additional U.S. states have proposals under consideration, all of which are likely to increase our regulatory compliance costs and risks, exposure to regulatory enforcement action, and other liabilities. While these state privacy laws, such as the CCPA, contain exemptions for certain types of personal data, such as personal data processed in the context of clinical trials, these laws may further complicate compliance efforts, and increase legal risk and compliance costs for us and the third parties upon whom we rely. The scope and enforcement of these laws is uncertain and evolving. In addition to government activity, privacy advocacy groups and technology and other industries are considering various new, additional or different self-regulatory standards that may place additional burdens on us.

Numerous other countries have, or are developing, laws governing the collection, use and transmission of personal data as well. For example, the European Parliament and the Council of the European Union adopted a comprehensive general data privacy framework called the General Data Protection Regulation (GDPR), which went into effect in 2018 and implemented a broad data protection framework that expanded the scope of EU data protection law, and applies to entities located inside and outside of the EU that process, or control the processing of, personal data relating to individuals located in the EU, including clinical trial data. The GDPR also imposes several requirements relating to the consent of the individuals to whom the personal data relates, the information provided to the individuals, the security and confidentiality of the personal data, data breach notification, and the use of third-party processors in connection with the processing of the personal data. In particular, medical or health data, and genetic and biometric data used to uniquely identify an individual, are all classified as “special category” data under the GDPR and are subject to heightened restrictions and compliance obligations. Further, EU member states have a broad right to impose additional conditions – including restrictions – on these data categories. This is because the GDPR allows EU member states to derogate from the requirements of the GDPR mainly in regard to specific processing situations (including special category data and processing for scientific or statistical purposes). As EU member states continue to reframe their national legislation to harmonize with the GDPR, we will need to monitor compliance with all relevant EU member states’ laws and regulations, including where permitted derogations from the GDPR are introduced, all of which could limit our ability to collect, use and share EU data, and could cause our compliance costs to increase, ultimately adversely affecting our business, financial condition, results of operations and prospects.

Relatedly, following Brexit and the expiry of the Brexit transition period, which ended on December 31, 2020, the EU GDPR has been implemented in the United Kingdom (as the UK GDPR). The UK GDPR sits alongside the United Kingdom Data Protection Act 2018 which implements certain derogations in the EU GDPR into United Kingdom law. Under the UK GDPR, companies not established in the United Kingdom but who process personal data in relation to the offering of goods or services to individuals in the United Kingdom , or to monitor their behavior will be subject to the UK GDPR – the requirements of which are (at this time) largely aligned with those under the GDPR and as such, may lead to similar compliance and operational costs with potential fines of up to £17.5 million or 4% of global turnover.

Transfers of personal data to certain countries outside of the EU and the UK are also highly regulated under the GDPR and UK GDPR. For example, the GDPR only permits exports of personal data outside of the EU to “non-adequate” countries where there is a suitable data transfer mechanism in place to safeguard personal data (e.g., the EU Commission approved Standard Contractual Clauses or certification under the Data Privacy Framework). On July 16, 2020, the Court of Justice of the EU, or the CJEU, issued a landmark opinion in the case Maximilian Schrems vs. Facebook (Case C-311/18) (Schrems II). This decision called into question certain data transfer mechanisms as between the EU member states and the U.S. The CJEU is the highest court in Europe and the Schrems II decision heightened the burden to assess U.S. national security laws on their business, and future actions of EU data protection authorities are difficult to predict at this time. While the Data Privacy Framework was meant to address the concerns raised by the CJEU in Schrems II, it will likely be subject to future legal challenges. Consequently, there is some risk of any data transfers from the EU being halted. If we have to rely on third parties to carry out services for us, including processing personal data on our behalf, we are required under GDPR to enter into contractual arrangements to flow down or help ensure that these third parties only process such data according to our instructions and have sufficient security measures in place. Any security breach or non-compliance with our contractual terms or breach of applicable law by such third parties could result in enforcement actions, litigation, fines and penalties or adverse publicity and could cause customers to lose trust in us, which would have an adverse impact on our reputation and business. Any contractual arrangements requiring the processing of personal data from the EU to us in the U.S. will require greater scrutiny and assessments as required under Schrems II and may have an adverse impact on cross-border transfers of personal data or increase costs of compliance.

In addition to privacy and data protection laws in the U.S, E.U, and U.K,, various other international jurisdictions in which we operate have established legal frameworks relating to privacy, data protection, and information security matters to which we may also be subject. For example, we are also subject to laws in China. Under the Cybersecurity Law of the People’s Republic of China (China’s Cybersecurity Law), any collection, use, transfer and storage of personal information of a Chinese citizen through a network by the network operator should be based on the three principles of legitimacy, justification and necessity and requires the consent of the data subject. The rules, purposes, methods and ranges of such collection should also be disclosed to the data subject. China’s data localization requirements are becoming increasingly common in sector-specific regulations, and laws including data localization requirements exist in many of the other jurisdictions in which we operate. For example, China’s Cybersecurity Law requires operators of critical information infrastructure (CIIOs) to store personal information and important data collected and generated from the critical information infrastructure within China. Non-compliance with China’s Cybersecurity Law can result in fines for the relevant entity as well as for the personnel directly responsible. On September 14, 2022, the Cyberspace Administration of China (CAC), China’s top cybersecurity regulator, released new amendments to China’s Cybersecurity Law for public consultation and if the amendments are passed, the amended law will increase the penalties for violations of cybersecurity obligations under the Cybersecurity Law to up to RMB 50 million, in line with those under the Data Security Law and PIPL.

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

The Cybersecurity Review Measures, which took effect on February 15, 2022 in China, clarify when entities must apply for a mandatory cybersecurity review from the Chinese government authorities. These circumstances include (i) when CIIOs purchase network products that may affect national security, (ii) when a network platform operator’s data processing activities may affect national security, or (iii) when a network platform operator holds personal information of more than one million individuals and plans on listing publicly outside China. Network platform operators are not defined under the Cybersecurity Review Measures but are understood to be broadly interpreted to include all Internet platform operators or service providers, thus providing for a broad application. A mandatory cybersecurity review is likely to prolong the timeline of any contemplated listing timeline outside China and increase the regulatory compliance burden on entities that are subject to this requirement. At this time, the Company does not act as a network platform operator and does not hold the personal information of more than one million individuals in China, and as such, we do not believe the Company would be subject to the Cybersecurity Review Measures. However, the relevant Chinese authorities have great discretion, and it is generally uncertain as to how they may interpret and enforce the Cybersecurity Review Measures in practice.

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

We also publicly post privacy policies and notices that describe our practices concerning our collection, use, disclosure and other processing of personal data. Although we endeavor to comply with our public-facing privacy policies and notices, we may at times fail to do so or be perceived to have failed to do so, and we may be subject us to enforcement actions if our privacy policies and notices are found to be deceptive, unfair or misrepresentative of our actual practices, which could result in, regulatory inquiries and investigations or adverse publicity and could cause our customers and collaborators to lose trust in us, any of which could adversely affect our business, financial condition, results of operations and prospects.

Applicable data privacy and data protection laws may conflict with each other, and by complying with the laws or regulations of one jurisdiction, the Company may find that it is violating the laws or regulations of another jurisdiction. Despite the Company’s efforts, the Company may not have fully complied in the past and may not in the future. Evolving legal, contractual, and other privacy and data protection obligations, could impose significant limitations, require changes to our business, or restrict our collection, use, storage or processing of personal data, which may increase our compliance expenses and make our business more costly or less efficient to conduct. In addition, any such changes could impact our ability to develop an adequate marketing strategy and pursue our growth strategy effectively, or even prevent us from providing certain products in jurisdictions in which we currently operate, and in which we may operate in the future, or incur potential liability in an effort to comply, which, in turn, could adversely affect our business, financial condition, results of operations and prospects. Complying with these numerous, complex and often evolving requirements is expensive and difficult, and suspected and actual failure to comply, whether by us, our service providers, CROs, business partners or other third parties, or any inadvertent or unauthorized access to or use or disclosure of data that we store or handle as part of operating our business, could adversely affect our business, financial condition, results of operations and prospects, including but not limited to: loss of customers; interruptions or stoppages in our business operations (including clinical trials); inability to process personal data or to operate in certain jurisdictions; limit our ability to develop or commercialize our products; expenditure of time and resources; investigation costs; material fines and penalties; compensatory, special, punitive and statutory damages; litigation; consent orders regarding our privacy and security practices; requirements that we provide notices, credit monitoring services and/or credit restoration services or other relevant services to impacted individuals; adverse actions against our licenses to do business; reputational damage; and injunctive relief. We may also be contractually required to indemnify and hold harmless third parties.

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

If our internal information technology systems, or those used by our CROs, clinical sites, or other contractors or consultants upon which we rely, are or were compromised, become unavailable or suffer cybersecurity incidents, loss or leakage of data or other disruptions, we could suffer material adverse consequences resulting from such compromise, including but not limited to, operational or service interruption, harm to our reputation, litigation, fines, penalties and liability, compromise of sensitive information related our business, and other adverse consequences.

In the ordinary course of our business, we, and the third parties upon which we rely, process sensitive data and as a result, we and the third parties upon which we rely face a variety of evolving threats which could cause cybersecurity incidents.

Despite our implementation of security measures, our internal information technology systems and those of our CROs, clinical sites, and other contractors and consultants upon which we rely are vulnerable to cyberattacks, computer viruses, bugs, worms, or other malicious codes, malware, including as a result of advanced persistent threat intrusions, and other attacks by computer hackers, cracking, application security attacks, social engineering, including through phishing attacks, supply chain attacks and vulnerabilities through our third-party service providers, denial-of-service attacks, such as credential stuffing, credential harvesting, personnel misconduct or error, supply-chain attacks, software bugs, server malfunctions, software or hardware failures, loss of data or other information technology assets, adware, telecommunications failures, earthquakes, fires, floods, and other similar threats. Finally, developments in artificial intelligence and machine learning provide threat actors with the capability to use more sophisticated means to attack our systems and may exacerbate cybersecurity risk. There can be no assurance that we will be successful in preventing cybersecurity incidents or successfully mitigating their effects.

Such threats are prevalent and continue to rise, are increasingly difficult to detect, and come from a variety of sources, including traditional computer “hackers,” threat actors, “hacktivists,” organized criminal threat actors, personnel, such as through theft or misuse, sophisticated nation states, and nation-state-supported actors. In particular, ransomware attacks, including those from organized criminal threat actors, nation-states and nation-state supported actors, are becoming increasingly prevalent and severe and can lead to significant interruptions, delays, or outages in our operations, loss of data, including sensitive customer information, loss of income, significant extra expenses to restore data or systems, reputational loss and the diversion of funds. To alleviate the negative impact of a ransomware attack, it may be preferable to make payments to the threat actors, but we may be unwilling or unable to do so, including, for example, if applicable laws or regulations prohibit such payments.

Some threat actors also now engage and are expected to continue to engage in cyber-attacks, including without limitation nation-state actors, for geopolitical reasons and in conjunction with military conflicts and defense activities. During times of war and other major conflicts, we, the third parties upon which we rely, and our customers may be vulnerable to a heightened risk of these attacks, including retaliatory cyber-attacks, that could materially disrupt our systems and operations, supply chain and ability to produce, sell and distribute our goods and services. In addition to experiencing a cybersecurity incident, third parties may gather, collect, or infer sensitive information about us from public sources, data brokers, or other means that reveals competitively sensitive details about our organization and could be used to undermine our competitive advantage or market position.

Additionally, remote work has become more common and has increased risks to our information technology systems and data, as more of our employees utilize network connections, computers and devices outside our premises or network, including working at home, while in transit and in public locations.

Furthermore, future or past business transactions, such as acquisitions or integrations, could expose us to additional cybersecurity risks and vulnerabilities, as our systems could be negatively affected by vulnerabilities present in acquired or integrated entities’ systems and technologies. Additionally, we may discover security vulnerabilities or risks that were not found during due diligence of such acquired or integrated entities, and it may be difficult to integrate companies into our information technology environment and security program.

While we take steps to detect and remediate vulnerabilities, we may not be able to detect and remediate all vulnerabilities because the threats and techniques used to exploit such vulnerabilities change frequently and are often sophisticated in nature. Therefore, such vulnerabilities could be exploited but may not be detected until after a cybersecurity incident has occurred, if at all. Further, we may experience delays in developing and deploying remedial measures designed to address any such identified vulnerabilities.

We rely on third-party service providers and technologies to operate critical business systems to process sensitive information in a variety of contexts, including, without limitation, cloud-based infrastructure, encryption and authentication technology, employee email, and other functions. We also rely on third-party service providers to assist with our clinical trials, provide other products or services, or otherwise to operate our business. Our ability to monitor these third parties’ information security practices is limited, and these third parties may not have adequate information security measures in place. If our third-party service providers experience a cybersecurity incident or other interruption, we could experience adverse consequences. While we may be entitled to damages if our third-party service providers fail to satisfy their privacy or security-related obligations to us, any award may be insufficient to cover our damages, or we may be unable to recover such award. In addition, supply-chain attacks have increased in frequency and severity, and we cannot guarantee that third parties and infrastructure in our supply chain or our third-party partners’ supply chains have not been compromised or that they do not contain exploitable defects or bugs that could result in a breach of or disruption to our information technology systems, including our services, or the third-party information technology systems that support us and our services.

Any of the previously identified or similar threats could cause a cybersecurity incident or other interruption that could result in unauthorized, unlawful, or accidental acquisition, modification, destruction, loss, alteration, encryption, disclosure of, or access to our sensitive data or our information technology systems, or those of the third parties upon whom we rely. A cybersecurity incident or other interruption could disrupt our ability, and that of third parties upon whom we rely, to provide our products and services and conduct clinical trials.

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

If any such incidents were to occur and cause interruptions in our operations, it could result in a disruption of our business and development programs. For example, the loss of clinical trial data from completed or ongoing clinical trials for a product candidate could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data or may limit our ability to effectively execute a product recall, if required in the future. To the extent that any disruption or cybersecurity incident were to result in the loss of or damage to our data or applications, or inappropriate disclosure of personal, confidential or proprietary information, we could incur liability and the further development of any product candidates could be delayed. Applicable data privacy and security obligations may require us to notify relevant stakeholders, regulatory authorities and other individuals of cybersecurity incidents, and take other remedial measures. Such disclosures are costly, and the disclosure or the failure to comply with such requirements could lead to adverse consequences. Any such event could also result in legal claims or proceedings, liability under laws that protect the privacy of personal information and significant regulatory penalties, and damage to our reputation and a loss of confidence in us and our ability to conduct clinical trials, which could delay the clinical development of our product candidates.

Our business, operations and clinical development timelines and plans are subject to risks arising from epidemic or pandemic diseases.

Our business, financial condition, and results of operations could be adversely affected by public health threats, including epidemics and pandemics, that disrupt our commercial operations, supply chains, clinical trials, and other essential activities.COVID-19, which is no longer considered a public health emergency both globally and in the United States, presented substantial public health and economic challenges and affected our employees, patients, physicians and other healthcare providers, communities and business operations, as well as the U.S. and global economies and financial markets. During the COVID-19 pandemic, international and U.S. governmental authorities in impacted regions took multiple and diverse actions in an effort to slow the spread of COVID-19 and variants of the virus, including issuing varying forms of “stay-at-home” orders. Such measures taken by the governmental authorities to respond to any future epidemic or pandemic disease outbreaks could disrupt the supply chain and the manufacture or shipment of drug substances and finished drug products for firmonertinib and our other product candidates for use in our clinical trials and research and nonclinical studies and, delay, limit or prevent our employees and CROs from continuing research and development activities, impede our clinical trial initiation and recruitment and the ability of patients to continue in clinical trials, including due to measures taken that may limit social interaction or prevent reopening of high-transmission settings, impede testing, monitoring, data collection and analysis and other related activities, any of which could delay our nonclinical studies and clinical trials and increase our development costs, and have a material adverse effect on our business, financial condition and results of operations. Any future epidemic or pandemic disease outbreak could also potentially further affect the business of the FDA, the European Medicines Agency (EMA) or other comparable regulatory authorities, which could result in delays in meetings related to our planned clinical trials. Any future epidemic disease outbreak may have an adverse impact on global economic conditions which could have an adverse effect on our business and financial condition, including impairing our ability to raise capital when needed.

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

Our ability to use net operating loss carryforwards and other tax attributes may be limited in connection our initial public offering completed in January 2024 or other ownership changes.

We have incurred substantial losses during our history, do not expect to become profitable in the near future and may never achieve profitability. To the extent that we continue to generate taxable losses, unused losses will carry forward to offset future taxable income, if any, subject to limitations, until such unused losses expire, if at all. At December 31, 2024, we had gross net operating loss (NOL) carryforwards of $67.4 million for federal income tax purposes and $58.8 million for state income tax purposes. Our federal NOL carryforwards will not expire but may generally only be used to offset 80% of taxable income, which may require us to pay federal income taxes in future years despite generating federal NOL carryforwards in prior years. We also had research and development tax credit carryforwards of $7.1 million that will begin to expire in 2041.

In addition, our NOL carryforwards and other tax attributes are subject to review and possible adjustment by the Internal Revenue Service (IRS) and state tax authorities. Furthermore, in general, under Section 382 of the U.S. Internal Revenue Code of 1986, as amended (the Code), our federal and state NOL carryforwards and research and development tax credit carryforwards may be or become subject to an annual limitation in the event we have had or have in the future an “ownership change.” For these purposes, an “ownership change” generally occurs if one or more stockholders or groups of stockholders who own at least 5% of a company’s stock increase their ownership by more than 50 percentage points over their lowest ownership percentage within a rolling three-year period. Similar rules may apply under state tax laws. We have not yet determined the amount of the cumulative change in our ownership resulting from our initial public offering completed in January 2024 or other transactions, or any resulting limitations on our ability to utilize our NOL carryforwards and other tax attributes. However, we believe that our ability to utilize our NOL carryforwards and other tax attributes to offset future taxable income or tax liabilities may be limited as a result of ownership changes including changes related to our initial public offering completed in January 2024. If we earn taxable income, such limitations could result in increased future income tax liability to us and our future cash flows could be adversely affected. We have recorded a full valuation allowance related to our NOL and credit carryforwards and other deferred tax assets due to the uncertainty of the ultimate realization of the future benefits of those assets.

New tax legislation may impact our results of operations and financial condition.

The IRA introduced, among other changes, a 15% corporate minimum tax on certain United States corporations and a 1% excise tax on certain stock redemptions by United States corporations. The U.S. government may enact further significant changes to the taxation of business entities. The likelihood of these changes being enacted or implemented is unclear. We are currently unable to predict the ultimate impact of the IRA or any such further changes on our business.

Inflation could adversely affect our business and results of operations.

While inflation in the United States has been relatively low in recent years, from 2021 to 2023, the economy in the United States encountered a material level of inflation. Inflation and fluctuations in inflation rates have had in the past, and may in the future have, negative effects on economies and financial markets, particularly in emerging economies. For example, increases in inflation raise our costs for commodities, labor, materials and services and other costs required to grow and operate our business, and failure to secure these on reasonable terms may adversely impact our financial condition. Governmental efforts to curb inflation often have negative effects on the level of economic activity. There can be no assurance that inflation will not become a serious problem in the future and have an adverse impact on the Company's returns. The geopolitical developments such as the Russia-Ukraine and Middle East conflicts and global supply chain disruptions continue to increase uncertainty in the outlook of near-term and long-term economic activity, as well as the interest rate environment, which may make it more difficult, costly or dilutive for us to secure additional financing. A failure to adequately respond to these risks could have a material adverse impact on our financial condition, results of operations or cash flows.

In light of the presidential transition in 2025, global trade disputes may be magnified, including the continuing trade dispute between the United States and China, pursuant to which both countries have, among other things, imposed tariffs on one another, has had an adverse economic effect on U.S. markets and international trade more broadly. This adverse economic effect is likely to become more pronounced if the dispute remains unresolved, which could have a material adverse impact on our financial condition, results of operations or cash flows.

Risks Related to Our Intellectual Property

If we are unable to obtain and maintain, sufficient intellectual property protection for firmonertinib, our other product candidates or future product candidates or technology, or if the scope of our intellectual property rights is not sufficiently broad, our competitors or other third parties could develop and commercialize products similar or identical to ours, and our ability to successfully commercialize firmonertinib or any other current or future product candidates may be adversely affected.

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

We rely on patent rights in-licensed from Allist to protect firmonertinib, in-licensed from Lepu Biopharma to protect ARR-217 and in-licensed from Aarvik to protect ARR-002. Changes in either the patent laws or their interpretation in the United States and other jurisdictions may diminish our or our licensor’s ability to protect our intellectual property, obtain, maintain and enforce our intellectual property rights and, more generally, could affect the value of our intellectual property or narrow the scope of our protection. We cannot predict whether the patents we have in-licensed from Allist will provide sufficient protection against competitors or other third parties, or if these patents are challenged by our competitors, will be found to be invalid, unenforceable, or not infringed. We also cannot predict whether patent application our licensor is currently pursuing or patent application we may in the future pursue or in-license will issue as patents in any particular jurisdiction.

The patent prosecution process is expensive, time-consuming, and complex, and we or our licensors may not be able to file, prosecute, maintain, enforce, or license all necessary or desirable patent applications or reissue applications at a reasonable cost or in a timely manner or in all jurisdictions. It is also possible that we will fail to identify patentable aspects of our research and development output in time to obtain patent protection before public disclosures are made. Although we enter into non-disclosure and confidentiality agreements with parties who have access to confidential or patentable aspects of our research and development output, such as our employees, third-party collaborators, CROs, contract manufacturers, consultants, advisors and other third parties, any of these parties may breach the agreements and disclose such output before a patent application is filed, thereby jeopardizing our or our licensors’ ability to seek patent protection. Consequently, we may not be able to prevent any third party from using any of our technology that is in the public domain to compete with firmonertinib, other current product candidates, and any future product candidates or technologies. In addition, our ability to obtain and maintain valid and enforceable patents depends on whether the differences between our inventions and the prior art allow our inventions to be patentable in light of the prior art. Furthermore, publications of discoveries in the scientific literature often lag behind the actual discoveries, and patent applications in the United States and other jurisdictions are typically not published until 18 months after filing, or in some cases not at all. Therefore, we cannot be certain that we or our licensors were the first to invent the inventions claimed in any of our licensed patents or pending patent applications, or that we or our licensors were the first to make the inventions claimed in those owned or licensed patents or pending patent applications, or that we or our licensors were the first to file for patent protection of such inventions. If a third party can establish that we or our licensors were not the first to make or the first to file for patent protection of such inventions, our owned or licensed patents and patent applications may not issue as patents and even if issued, may be challenged and invalidated or rendered unenforceable.

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

The patent position of biotechnology and pharmaceutical companies generally is highly uncertain, involves complex legal and factual questions and has been the subject of much litigation in recent years. As a result, the issuance, scope, validity, enforceability and commercial value of our patent rights are highly uncertain. Our pending and future patent applications may not result in patents being issued. Any issued patents may not afford sufficient protection of our product candidates or their intended uses against competitors, nor can there be any assurance that the patents issued will not be infringed, designed around, invalidated by third parties, or effectively prevent others from commercializing competitive technologies, products or product candidates. Further, even if these patents are granted, they may be difficult to enforce. Obtaining and maintaining our patent protection depends on compliance with various procedural, document submission, fee payment and other requirements imposed by governmental patent agencies, and our patent protection could be reduced or eliminated if we fail to comply with these requirements. In the event we experience noncompliance events that cannot be corrected and we lose our patent rights, competitors could enter the market, which would have a material adverse effect on our business. Further, any issued patents that we license or may license or own covering our firmonertinib or any other current or future product candidates could be narrowed or found invalid or unenforceable if challenged in court or before administrative bodies in the United States or other countries, including the United States Patent and Trademark Office (USPTO). Also, patent terms, including any extensions or adjustments that may or may not be available to us, may be inadequate to protect our competitive position on our product candidates for an adequate amount of time, and we may be subject to claims challenging the inventorship, validity, or enforceability of our patents and/or other intellectual property. Changes in United States patent law, or laws in other countries, could diminish the value of patents in general, thereby impairing our ability to protect our product candidates. Further, if we encounter delays in our clinical trials or delays in obtaining regulatory approval, the period of time during which we could market our product candidates under patent protection would be reduced. Thus, the patents that we own and license may not afford us any meaningful competitive advantage.

Moreover, the claim coverage in a patent application can be significantly narrowed before the corresponding patent is granted. Even if our owned or in-licensed patent applications issue as patents, they may not issue in a form that will provide us with any meaningful protection, prevent competitors or other third parties from competing with us or otherwise provide us with any competitive advantage. Any patents issuing from our patent applications may be challenged, narrowed, circumvented or invalidated by third parties. Our competitors or other third parties may avail themselves of safe harbors under the Drug Price Competition and Patent Term Restoration Act of 1984 (Hatch-Waxman Amendments) to conduct research and clinical trials. Consequently, we do not know whether firmonertinib or any of our other current or future product candidates and other proprietary technology will be protectable or remain protected by valid and enforceable patents. Even if a patent is granted, our competitors or other third parties may be able to circumvent the patent by developing similar or alternative technologies or products in a non-infringing manner which could materially adversely affect our business, financial condition, results of operations and prospects. In addition, given the amount of time required for the development, testing and regulatory review of our current and future product candidates, patents protecting the product candidates might expire before or shortly after such product candidates are commercialized. As a result, our patents may not provide us with sufficient rights to exclude others from commercializing products similar or identical to ours.

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

We depend heavily on intellectual property licensed from third parties, and our licensors may not always act in our best interest. If we fail to comply with our obligations under our intellectual property licenses, if the licenses are terminated or if disputes regarding these licenses arise, we could lose significant rights that are important to our business.

We are a party to the Allist License Agreement, the Amended and Restated Aarvik Collaboration Agreement and the Lepu Biopharma Agreement (collectively, License Agreements) under which we are granted rights to intellectual property that are critical to our product candidates and our business and we may enter into additional license agreements in the future with other third parties. The License Agreements impose, and we expect that any future license agreements where we in-license intellectual property, will impose on us, various development, regulatory and/or commercial diligence obligations, payment of milestones and/or royalties and other obligations. We may need to devote substantial time and attention to ensuring that we are compliant with our obligations under such agreements, which may divert management’s time and attention away from our research and development programs or other day-to-day activities. If we fail to comply with our obligations under these agreements, or we are subject to bankruptcy-related proceedings, the licensor may have the right to terminate the license, in which event we would not be able to develop or market products covered by the license, or we may be subject to litigation for breach of these agreements.

If we or our licensors fail to adequately prosecute, maintain and protect our licensed intellectual property, our ability to commercialize our current or any future product candidates could suffer. We do not have complete control over the maintenance, prosecution and litigation of our in-licensed patents and patent applications and may have limited control over future intellectual property that may be in-licensed. For example, we cannot be certain that activities such as the maintenance and prosecution by our licensors have been or will be conducted in compliance with applicable laws and regulations or will result in valid and enforceable patents and other intellectual property rights. It is possible that our licensors’ infringement proceedings or defense activities may be less vigorous than had we conducted them ourselves or may not be conducted in accordance with our best interests.

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

●	the scope of rights granted under the license agreement and other interpretation-related issues;
●	whether and the extent to which our technology and processes infringe on intellectual property of the licensor that is not subject to the licensing agreement;
●	our right to sublicense patent and other rights to third parties under collaborative development relationships;
●	our diligence obligations with respect to the use of the licensed technology in relation to our development and commercialization of our current or any future product candidates and what activities satisfy those diligence obligations; and
●	the ownership of inventions and know-how resulting from the joint creation or use of intellectual property by our licensors and us.

If disputes over intellectual property that we have licensed prevent or impair our ability to maintain our current licensing arrangements on acceptable terms, we may be unable to successfully develop and commercialize the affected technology or our current product candidates or any future product candidates. As a result, any termination of or disputes over our intellectual property licenses could result in the loss of our ability to develop and commercialize our current product candidates or any future product candidates, or we could lose other significant rights, any of which could have a material adverse effect on our business, financial condition, results of operations and prospects.

We may not be able to protect our intellectual property and proprietary rights throughout the world.

Filing, prosecuting, maintaining, enforcing and defending patents covering or relating to our current product candidates and any future product candidates in all countries throughout the world is expensive, and the laws of foreign countries may not protect our intellectual property rights to the same extent as the laws of the United States. Prosecution of patent applications is often a longer process and patents may grant at a later date, and with a shorter term, than in the United States. The requirements for patentability differ in certain jurisdictions and countries. Additionally, the patent laws of some countries do not afford intellectual property protection to the same extent as the laws of the United States. For example, unlike patent law in the United States, patent law in most European countries and many other jurisdictions precludes the patentability of methods of treatment and diagnosis of the human body. Other countries may impose substantial restrictions on the scope of claims, limiting patent protection to specifically disclosed embodiments. Consequently, we may not be able to prevent third parties from practicing our or our licensors’ inventions in all countries outside the United States, or from selling or importing products made using our intellectual property in and into the United States or other jurisdictions. Competitors may use our or our licensors’ intellectual property in jurisdictions where we or our licensors have not pursued and obtained patent protection to develop their own products and, further, may export otherwise infringing products to territories where we have patent protection but enforcement is not as strong as that in the United States. These products may compete with our products, and our owned and in-licensed patents or other intellectual property rights may not be effective or sufficient to prevent them from competing. Many companies have encountered significant problems in protecting and defending intellectual property rights in foreign jurisdictions. The legal systems of certain countries, particularly certain developing countries, do not favor the enforcement of patents, trade secrets and other intellectual property protection, particularly those relating to biotechnology products, which could make it difficult for us to stop the infringement of our patents or marketing of competing products in violation of our intellectual property and proprietary rights generally. In addition, some jurisdictions, such as Europe, Japan and China, may have a higher standard for patentability than in the United States, including, for example, the requirement of claims having literal support in the original patent filing and the limitation on using supporting data that is not in the original patent filing. Under those heightened patentability requirements, we may not be able to obtain sufficient patent protection in certain jurisdictions even though the same or similar patent protection can be secured in the United States and other jurisdictions.

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

Changes in either the patent laws or interpretation of the patent laws in the United States could increase the uncertainties and costs surrounding the prosecution of patent applications and the enforcement or defense of issued patents. Assuming that other requirements for patentability are met, prior to March 2013, in the United States, the first to invent the claimed invention was entitled to the patent, while outside the United States, the first to file a patent application was entitled to the patent. After March 2013, under the Leahy-Smith America Invents Act (the America Invents Act) enacted in September 2011, the United States transitioned to a first inventor to file system in which, assuming that other requirements for patentability are met, the first inventor to file a patent application will be entitled to the patent on an invention regardless of whether a third party was the first to invent the claimed invention. Since March 2013, a third party that files a patent application in the USPTO, but before us or our licensors could be awarded a patent covering an invention of ours or our licensors even if we had made the invention before it was made by such third party. This will require us to be cognizant going forward of the time from invention to filing of a patent application. Since patent applications in the United States and most other countries are confidential for a period of time after filing or until issuance, we cannot be certain that we or our licensors were the first to either (i) file any patent application related to our current product candidates or any of our product candidates and other proprietary technologies we may develop or (ii) invent any of the inventions claimed in our patents or patent applications.

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

Issued patents covering our current product candidates or our future product candidates could be found invalid or unenforceable if challenged in court or before administrative bodies in the United States or abroad.

Our patent rights may be subject to priority, validity, inventorship and enforceability disputes. Legal proceedings relating to intellectual property claims, with or without merit, are unpredictable and generally expensive and time-consuming and likely to divert significant resources from our core business, including distracting our management and scientific personnel from their normal responsibilities and generally harm our business. If we or our licensors are unsuccessful in any of these proceedings, such patents and patent applications may be narrowed, invalidated or held unenforceable, we may be required to obtain licenses from third parties, which may not be available on commercially reasonable terms or at all, or we may be required to cease the development, manufacture and commercialization of our current product candidates or future product candidates. Any of the foregoing could have a material adverse effect on our business, financial condition, results of operations and prospects.

If we or our licensors initiate legal proceedings against a third party to enforce a patent covering our current product candidates or any of our future product candidates, the defendant could counterclaim that such patent is invalid or unenforceable. In patent litigation in the United States, defendant counterclaims alleging invalidity or unenforceability are commonplace. Grounds for a validity challenge could include an alleged failure to meet any of several statutory requirements, including lack of novelty, obviousness, non-enablement, lack of sufficient written description, failure to claim patent-eligible subject matter or obviousness-type double patenting. Grounds for an unenforceability assertion could be an allegation that someone connected with prosecution of the patent withheld relevant information from the USPTO, or made a misleading statement, during prosecution. Third parties may raise claims challenging the validity or enforceability of a patent before administrative bodies in the United States or abroad, even outside the context of litigation. Such mechanisms include re-examination, post-grant review, inter partes review, interference proceedings, derivation proceedings, and equivalent proceedings in foreign jurisdictions (e.g., opposition proceedings). Such proceedings could result in the revocation of, cancellation of or amendment to our patent rights in such a way that they no longer cover our product candidates or prevent third parties from competing with our product candidates. The outcome following legal assertions of invalidity and unenforceability is unpredictable. With respect to the validity question, for example, we cannot be certain that there is no invalidating prior art, of which we or our licensing partners and the patent examiner were unaware during prosecution. If a third party were to prevail on a legal assertion of invalidity or unenforceability, we would lose at least part, and perhaps all, of the patent protection on our current product candidates and any future product candidates. Such a loss of patent protection would have a material adverse impact on our business, financial condition, results of operations and prospects.

We cannot ensure that patent rights relating to inventions described and claimed in our pending patent applications will issue or that our patents will not be challenged and rendered invalid and/or unenforceable.

We have pending in-licensed patent applications in our portfolio; however, we cannot predict:

●	if and when patents may issue based on our patent applications;
●	the scope of protection of any patent issuing based on our patent applications;
●	whether the claims of any patent issuing based on our patent applications will provide protection against competitors;
●	whether or not third parties will find ways to invalidate or circumvent our patent rights;
●	whether or not others will obtain patents claiming aspects similar to those covered by our patents and patent applications;

●	whether we will need to initiate litigation or administrative proceedings to enforce and/or defend our patent rights which will be costly whether we win or lose; and/or
●	whether the patent applications that we own, or in-license will result in issued patents with claims that cover our current product candidates or any of our future product candidates or uses thereof in the United States or in other foreign countries.

The claims in our pending patent applications directed to our current product candidates and any of our future product candidates and/or technologies may not be considered patentable by the USPTO or by patent offices in foreign countries. Any such patent applications may not issue as granted patents. One aspect of the determination of patentability of our inventions depends on the scope and content of the “prior art,” information that was or is deemed available to a person of skill in the relevant art prior to the priority date of the claimed invention. There may be prior art of which we are not aware that may affect the patentability of our patent claims or, if issued, affect the validity or enforceability of a patent claim. Even if the patents do issue based on our patent applications, third parties may challenge the validity, enforceability or scope thereof, which may result in such patents being narrowed, invalidated or held unenforceable. Furthermore, even if they are unchallenged, patents in our portfolio may not adequately exclude third parties from practicing relevant technology or prevent others from designing around our claims. If the breadth or strength of our intellectual property position with respect to our product candidates is threatened, it could dissuade companies from collaborating with us to develop and threaten our ability to commercialize our product candidates. In the event of litigation or administrative proceedings, the claims in any of our issued patents may not be considered valid by courts in the United States or foreign countries.

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

Depending upon the timing, duration and specifics of any FDA marketing approval of our current product candidates or future product candidate we may develop, one or more of our in-licensed issued U.S. patents or issued U.S. patents we may own in the future may be eligible for limited patent term extension under the Hatch-Waxman Amendments. The Hatch-Waxman Amendments permit a patent term extension of up to five years as compensation for patent term lost during the FDA regulatory review process. A patent term extension cannot extend the remaining term of a patent beyond a total of 14 years from the date of product approval, only one patent may be extended, and only those claims covering the approved drug, a method for using it or a method for manufacturing it may be extended. Similar patent term restoration provisions to compensate for commercialization delay caused by regulatory review are also available in certain foreign jurisdictions, such as in Europe under Supplemental Protection Certificate. However, we may not be granted an extension for various reasons, including failing to exercise due diligence during the testing phase or regulatory review process, failing to apply within applicable deadlines, failing to apply prior to expiration of relevant patents, or failing to satisfy other applicable requirements. Moreover, the applicable time period or the scope of patent protection afforded could be less than we request. In addition, to the extent we wish to pursue patent term extension based on a patent that we in-license from a third-party, we may need the cooperation of that third party. If we are unable to obtain patent term extension, or the foreign equivalent, or if the term of any such extension is less than we request, our competitors may obtain approval of competing products following our patent expiration, and our business, financial condition, results of operations and prospects could be materially harmed.

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

Numerous U.S. and foreign issued patents and pending patent applications owned by third parties exist in the fields in which we plan to commercialize our current product candidates . As the biotechnology and pharmaceutical industries expand and more patents are issued, and as we gain greater visibility and market exposure as a public company, the risk increases that our current product candidates or any future product candidates, and commercializing activities may give rise to claims of infringement of the patent rights of others. We cannot assure you that our current product candidates or any future product candidates will not infringe existing or future patents owned by third parties. We may not be aware of patents that have already been issued for which a third party, such as a competitor in the fields in which we are developing our current product candidates or our future product candidates, might accuse us of infringing. It is also possible that patents owned by third parties of which we are aware, but which we do not believe we infringe or that we believe we have valid defenses to any claims of patent infringement, could be found to be infringed by us. It is not unusual that corresponding patents issued in different countries have different scopes of coverage, such that in one country a third-party patent does not pose a material risk, but in another country, the corresponding third-party patent may pose a material risk to our current product candidates and any future product candidates. As such, we monitor third-party patents in the relevant pharmaceutical markets. In addition, because patent applications can take many years to issue, there may be currently pending patent applications that may later result in issued patents that we may infringe.

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

Our registered or unregistered trademarks or trade names may be challenged, infringed, diluted, circumvented or declared generic or determined to be infringing, misappropriating or violating other marks. We may not be able to protect our rights to these trademarks and trade names, which we need to build name recognition among potential partners or customers in the markets of interest. During trademark registration proceedings, we may receive rejections of our applications by the USPTO or in other foreign jurisdictions. Although we are given an opportunity to respond to such rejections, we may be unable to overcome them. In the event that our trademarks are successfully challenged, we could be forced to rebrand our products, which could result in loss of brand recognition, and could require us to devote resources to advertising and marketing new brands. In addition, in the USPTO and in comparable agencies in many foreign jurisdictions, third parties are given an opportunity to oppose pending trademark applications and to seek to cancel registered trademarks. Opposition or cancellation proceedings may be filed against our trademarks, which may not survive such proceedings. Moreover, any name we may propose to use with our current product candidates or any future product candidate in the United States must be approved by the FDA, regardless of whether we have registered it, or applied to register it, as a trademark. Similar requirements exist in Europe. The FDA typically conducts a review of proposed product names, including an evaluation of potential for confusion with other product names. If the FDA or an equivalent administrative body in a foreign jurisdiction objects to any of our proposed proprietary product names, we may be required to expend significant additional resources in an effort to identify a suitable substitute name that would qualify under applicable trademark laws, not infringe, misappropriate or otherwise violate the existing rights of third parties and be acceptable to the FDA. Furthermore, in many countries, owning and maintaining a trademark registration may not provide an adequate defense against a subsequent infringement claim asserted by the owner of a senior trademark.

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

The growth of our business may depend in part on our ability to acquire, in-license or use third-party intellectual property and proprietary rights. For example, our current product candidates or any future product candidates may require specific formulations to work effectively and efficiently, we may develop product candidates containing our compounds and pre-existing pharmaceutical compounds, or we may be required by the FDA or comparable foreign regulatory authorities to provide a companion diagnostic test or tests with our product candidates, any of which could require us to obtain rights to use intellectual property held by third parties. In addition, with respect to any patent or other intellectual property rights we may co-own with third parties, we may require licenses to such co-owners’ interest to such patents. We may be unable to acquire or in-license any compositions, methods of use, processes or other third-party intellectual property rights from third parties that we identify as necessary or important to our business operations. In addition, we may fail to obtain any of these licenses at a reasonable cost or on reasonable terms, if at all. Were that to happen, we may need to cease use of the compositions or methods covered by those third-party intellectual property rights, and may need to seek to develop alternative approaches that do not infringe, misappropriate or otherwise violate those intellectual property rights, which may entail additional costs and development delays, even if we were able to develop such alternatives, which may not be feasible. Even if we are able to obtain a license, it may be non-exclusive, which means that our competitors may also receive access to the same technologies licensed to us. In that event, we may be required to expend significant time and resources to develop or license replacement technology.

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

The licensing and acquisition of third-party intellectual property rights is a competitive area, and companies that may be more established or have greater resources than we do may also be pursuing strategies to license or acquire third-party intellectual property rights that we may consider necessary or attractive in order to commercialize our current product candidates or any future product candidates. More established companies may have a competitive advantage over us due to their size, cash resources and greater clinical development and commercialization capabilities. In addition, companies that perceive us to be a competitor may be unwilling to assign or license rights to us. There can be no assurance that we will be able to successfully complete these types of negotiations and ultimately acquire the rights to the intellectual property surrounding the additional product candidates that we may seek to develop or market. If we are unable to successfully obtain rights to required third-party intellectual property or to maintain the existing intellectual property rights we have, we may have to abandon development of certain programs and our business financial condition, results of operations and prospects could suffer.

Our intellectual property licensed from third parties may be subject to retained rights.

Our current or future licensors may retain certain rights under their agreements with us, including the right to use the underlying technology for noncommercial academic and research use, to publish general scientific findings from research related to the technology, and to make customary scientific and scholarly disclosures of information relating to the technology. For example, pursuant to the Allist License Agreement, Allist retains its rights for any and all purposes in certain retained territories regarding its patent rights, improvements and know-how related to any product containing firmonertinib or any of its derivatives as an active ingredient, including to research, develop, make, have made, use, sell, have sold, offer for sale, import, export and license products and processes in such retained territory. The the Lepu Biopharma Agreement contain similar provisions in which Lepu Biopharma retains certain rights in the retained territory. It is difficult to monitor whether our licensors will limit their use of the technology to these uses, and we could incur substantial expenses to enforce our rights to our licensed technology in the event of misuse.

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

The degree of future protection afforded by our intellectual property rights is uncertain because intellectual property rights have limitations and may not adequately protect our business or permit us to maintain our competitive advantage. For example:

●	others may be able to make products that are similar to our current product candidates or any future product candidates or utilize similar technology but that are not covered by the claims of the patents that we license or may own;
●	we or our licensors might not have been the first to make the inventions covered by our or our licensors’ current or future patent applications;
●	we or our licensors might not have been the first to file patent applications covering our or their inventions;
●	others may independently develop similar or alternative technologies or duplicate any of our or our licensors’ technologies without infringing our intellectual property rights;
●	it is possible that our or our licensors’ current or future patent applications will not lead to issued patents;
●	any patent issuing from our or our licensors’ current or future patent applications may be held invalid or unenforceable, including as a result of legal challenges by our competitors or other third parties;
●	others may have access to the same intellectual property rights licensed to use in the future on a non-exclusive basis;
●	our competitors or other third parties might conduct research and development activities in countries where we or our licensors do not have patent rights and then use the information learned from such activities to develop competitive products for sale in our major commercial markets;

●	we may not develop additional proprietary technologies that are patentable;
●	the patents or other intellectual property rights of others may harm our business; and
●	we may choose not to file for patent protection in order to maintain certain trade secrets or know-how, and a third party may subsequently file a patent application covering such intellectual property.

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

Because we currently rely on, or expect to rely on, a third parties to manufacture our current product candidates and to perform quality testing, we must, at times, share our proprietary technology and confidential information, including potential trade secrets, with them. We seek to protect our proprietary technology, in part, by entering into confidentiality agreements, and, if applicable, material transfer agreements, collaborative research agreements, consulting agreements or other similar agreements with our collaborators, advisors, employees and consultants prior to beginning research or disclosing proprietary information. These agreements typically limit the rights of the third parties to use or disclose our confidential information, including any potential trade secrets. Despite the contractual provisions employed when working with third parties, the need to share trade secrets and other confidential information increases the risk that such trade secrets become known by our competitors or other third parties, are intentionally or inadvertently incorporated into the technology of others or are disclosed or used in violation of these agreements. Given that our proprietary position is based, in part, on our know-how and despite our efforts to protect any potential trade secrets, a competitor’s or other third party’s discovery of our proprietary technology and confidential information or other unauthorized use or disclosure of such technology or information would impair our competitive position and may have a material adverse effect on our business, financial condition, results of operations and prospects.

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

The trading price of our common stock is likely to be volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control, including limited trading volume. The market price for our common stock may be influenced by those factors discussed in this “Risk Factors” section and others, including:

●	results of our clinical trials and preclinical studies, and the results of trials of our competitors or those of other companies in our market sector;
●	our ability to enroll subjects in our future clinical trials;
●	our ability to obtain and maintain regulatory approval of our current product candidates or any future product candidates or additional indications thereof, or limitations to specific label indications or patient populations for its use, or changes or delays in the regulatory review process;
●	regulatory or legal developments in the United States and foreign countries, particularly in China;
●	changes in the structure of healthcare payment systems;
●	the success or failure of our efforts to identify, develop, acquire or license additional product candidates;
●	innovations, clinical trial results, product approvals and other developments by our competitors;
●	announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures or capital commitments;
●	the degree and rate of physician and market adoption of any of our current and future product candidates;
●	manufacturing, supply or distribution delays or shortages, including our inability to obtain adequate product supply, at acceptable prices or at all;
●	any changes to our relationship with any manufacturers, suppliers, collaborators or other strategic partners;
●	achievement of expected product sales and profitability;
●	variations in our financial results or those of companies that are perceived to be similar to us, including variations from expectations of securities analysts or investors;
●	market conditions in the biopharmaceutical sector and issuance of securities analysts’ reports or recommendations;
●	trading volume of our common stock;
●	an inability to obtain additional funding or obtaining funding on unattractive terms;
●	sales of our stock by us, our insiders or our stockholders,;
●	general economic, industry and market conditions other events or factors, many of which are beyond our control;
●	actual or anticipated fluctuations in our financial condition and results of operations;
●	publication of news releases by our partners, including Allist, other companies in our industry, and especially direct competitors, including about adverse developments related to safety, effectiveness, accuracy and usability of their products, reputational concerns, reimbursement coverage, regulatory compliance, and product recalls;

●	announcement or progression of geopolitical events, including in relation to the conflicts in the Middle East and between Russia and Ukraine;
●	additions or departures of senior management or key personnel;
●	intellectual property, product liability or other litigation against us or our inability to enforce our intellectual property;
●	changes in our capital structure, such as future issuances of securities and the incurrence of additional debt; and
●	changes in accounting standards, policies, guidelines, interpretations or principles.

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

As of February 28, 2025, our executive officers, directors and greater than 5% stockholders, in the aggregate, own a substantial portion of our outstanding common stock. As a result, such persons, acting together, have the ability to significantly influence all matters submitted to our board of directors or stockholders for approval, including the appointment of our management, the election and removal of directors and approval of any significant transactions, as well as our management and business affairs, which may prevent new investors from influencing some or all of the foregoing. This concentration of ownership may have the effect of delaying, deferring or preventing a change in control, impeding a merger, consolidation, takeover or other business combination involving us, or discouraging a potential acquiror from making a tender offer or otherwise attempting to obtain control of our business, even if such a transaction would benefit other stockholders.

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

In addition, as of December 31, 2024, we had 2,531,144 shares of common stock that are subject to outstanding options under our employee benefit plans. All of the shares of common stock issuable upon the exercise of stock options and the shares reserved for future issuance under our employee benefit plans have been registered on a registration statement on Form S-8 under the Securities Act. Accordingly, these shares can be freely sold in the public market upon issuance, subject to volume limitations under Rule 144 for our executive officers and directors and applicable vesting requirements. If these additional shares of common stock are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could decline.

We are an emerging growth company and a smaller reporting company, and the reduced disclosure and governance requirements applicable to emerging growth companies and smaller reporting companies may make our common stock less attractive to investors.

We are an emerging growth company, as defined in the JOBS Act, and may remain an emerging growth company until the last day of the fiscal year following the fifth anniversary of the closing of our initial public offering completed in January 2024. However, if certain events occur prior to the end of such five-year period, including if we become a “large accelerated filer”, as defined under the Exchange Act, our annual gross revenues exceed $1.235 billion or we issue more than $1.0 billion of non-convertible debt in any three-year period, we will cease to be an emerging growth company prior to the end of such five-year period. For so long as we remain an emerging growth company, we are permitted and intend to rely on exemptions from certain disclosure requirements that are applicable to other public companies that are not emerging growth companies. These exemptions include:

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

We are subject to certain reporting requirements of the Exchange Act. Our disclosure controls and procedures are designed to reasonably assure that information required to be disclosed by us in reports we file or submit under the Exchange Act is accumulated and communicated to management, recorded, processed, summarized and reported within the time periods specified in the rules and any disclosure controls and procedures or internal controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. These inherent limitations include the realities that judgments in decision making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by an unauthorized override of the controls. Accordingly, because of the inherent limitations in our control system, misstatements or insufficient disclosures due to error or fraud may occur and not be detected.

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

If we fail to maintain effective internal control over financial reporting, we may not be able to accurately report our financial results, which may cause investors to lose confidence in our reported financial information and may lead to a decline in the market price of our stock.

Pursuant to Section 404 of the Sarbanes-Oxley Act, our management is required to report on the effectiveness of our internal control over financial reporting. When we lose our status as an “emerging growth company” and do not otherwise qualify as a “smaller reporting company” with less than $100.0 million in annual revenue, our independent registered public accounting firm will be required to attest to the effectiveness of our internal control over financial reporting. The rules governing the standards that must be met for our management to assess our internal control over financial reporting are complex and require significant documentation, testing and possible remediation. To comply with the requirements of being a reporting company under the Exchange Act, we may need to upgrade our information technology systems; implement additional financial and management controls, reporting systems and procedures; and hire additional accounting and finance staff. If we or, if required, our auditors are unable to conclude that our internal control over financial reporting is effective, investors may lose confidence in our financial reporting and the trading price of our common stock may decline. The identification of material weaknesses could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements. The PCAOB has defined a material weakness as “a deficiency, or a combination of deficiencies in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim statements will not be prevented or detected on a timely basis.”

Although we determined that our internal controls over financing reporting were effective as of December 31, 2024, we may in the future identify internal control deficiencies that could rise to the level of a material weakness or uncover other errors in financial reporting. During the course of our evaluation of these material weaknesses, we may identify areas requiring improvement and may be required to design additional enhanced processes and controls to address issues identified through this review. There can be no assurance that such remediation efforts will be successful, that our internal control over financial reporting will be effective as a result of these efforts or that any such future deficiencies identified may not be material weaknesses that would be required to be reported in future periods. In addition, we cannot assure you that our independent registered public accounting firm will be able to attest that such internal controls are effective when they are required to do so.

If we fail to maintain effective disclosure controls and procedures or internal control over financial reporting or remediate any future material weaknesses, you may not be able to rely on the integrity of our financial results, which could result in inaccurate or late reporting of our financial results, as well as delays or the inability to meet our reporting obligations or to comply with the rules and regulations of the Securities and Exchange Commission. Any of these events could result in delisting actions by the Nasdaq Stock Market, investigation and sanctions by regulatory authorities, and stockholder investigations and lawsuits, in addition to adversely affecting our business and the trading price of our common stock.

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

We are subject to export control and import laws and regulations, including the U.S. Export Administration Regulations, U.S. Customs regulations, and various economic and trade sanctions regulations administered by the U.S. Treasury Department’s Office of Foreign Assets Controls and anti-corruption and anti-money laundering laws and regulations, including the FCPA, the U.S. domestic bribery statute contained in 18 U.S.C. § 201, the U.S. Travel Act, the USA PATRIOT Act and other state and national anti-bribery and anti-money laundering laws in the countries in which we conduct activities. Anti-corruption laws are interpreted broadly and prohibit companies and their employees, agents, CROs, contractors and other collaborators and partners from authorizing, promising, offering, providing, soliciting or receiving, directly or indirectly, improper payments or anything else of value to recipients in the public or private sector. We may engage third parties for clinical trials outside of the United States, to sell our products abroad if and when we enter a commercialization phase, and/or to obtain necessary permits, licenses, patent registrations and other regulatory approvals. We have direct or indirect interactions with officials and employees of government agencies or government-affiliated hospitals, universities and other organizations. We can be held liable for the corrupt or other illegal activities of our employees, agents, CROs, contractors and other collaborators and partners, even if we do not explicitly authorize or have actual knowledge of such activities, and any training or compliance programs or other initiatives we undertake to prevent such activities may not be effective. Any violations of the laws and regulations described above may result in substantial civil and criminal fines and penalties, imprisonment, the loss of export or import privileges, debarment, tax reassessments, breach of contract and fraud litigation, reputational harm and other consequences. In February 2025, President Trump issued an executive order directing the DOJ to pause enforcement of the FCPA and to issue new enforcement guidelines that take into consideration U.S. national security and the competitiveness of U.S. companies abroad. It is unclear how this presidential directive may affect the biopharmaceutical industry as a whole or our business in particular.

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

Our operations and the operations of our suppliers, CROs, CMOs and clinical sites could be subject to earthquakes, power shortages, telecommunications or infrastructure failures, cybersecurity incidents, physical security breaches, water shortages, floods, hurricanes, typhoons, blizzards and other extreme weather conditions, fires, public health pandemics or epidemics and other natural or manmade disasters or business interruptions, for which we are predominantly self-insured. We rely on, or expect to rely on, third-party manufacturers or suppliers to produce our current product candidates and its components and on CROs and clinical sites to conduct our clinical trials, and do not have a redundant source of supply for all components of our product candidate. Our ability to obtain clinical or, if approved, commercial, supplies of our current product candidates or any future product candidates could be disrupted if the operations of these suppliers were affected by a man-made or natural disaster or other business interruption, and our ability to commence, conduct or complete our clinical trials in a timely manner could be similarly adversely affected by any of the foregoing. The occurrence of any of these business disruptions could seriously harm our operations and financial condition and increase our costs and expenses.

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

Cybersecurity Risk Management and Strategy; Effect of Risk

We face risks related to cybersecurity such as unauthorized access, cybersecurity attacks and other security incidents, including as perpetrated by hackers and unintentional damage or disruption to hardware and software systems, loss of data, and misappropriation of confidential information. To identify and assess material risks from cybersecurity threats, we maintain a comprehensive cybersecurity program to ensure our systems are effective and prepared for information security risks, including regular oversight of our programs for security monitoring for internal and external threats to ensure the confidentiality and integrity of our information assets. We consider risks from cybersecurity threats alongside other company risks as part of our ERM process. We employ a range of tools and services, including regular network and endpoint monitoring, audits, vulnerability assessments, penetration testing and threat modeling to inform our risk identification and assessment. As discussed in more detail under “Cybersecurity Governance” below, our audit committee provides oversight of our cybersecurity risk management and strategy processes, which are led by our Chief Operating Officer.

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

Periodically, our audit committee, and annually, our board of directors receives an update from management of our cybersecurity threat risk management and strategy processes covering topics such as data security posture, results from third-party assessments, progress towards pre-determined risk-mitigation-related goals, our incident response plan, and material cybersecurity threat risks or incidents and developments, as well as the steps management has taken to respond to such risks. In such sessions, our audit committee generally receives information that includes a cybersecurity summary and other information discussing current and emerging material cybersecurity threat risks, and describing our ability to mitigate those risks, as well as recent developments, evolving standards, technological developments and information security considerations arising with respect to our peers and third parties. Our audit committee and board of directors also receive prompt and timely information regarding any cybersecurity incident that meets establishing reporting thresholds, as well as ongoing updates regarding any such incident until it has been addressed.

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

We also lease office space at 9841 Washingtonian Boulevard, Gaithersburg, MD 20878, pursuant to a lease agreement that expires in February 2026. This lease replaced a lease at the same address which expired in February 2024. The initial lease term for this lease was less than twelve months.

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

Holders

As of February 28, 2025, there were approximately 59 holders of record of our common stock. We believe actual number of stockholders is greater than this number of record holders. The approximate number of holders includes holders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include holders whose share may be held in trust by other entities.

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

During 2024, we granted to certain of our directors, employees and consultants (in connection with services provided to us by such persons) options to purchase 1,137,307 shares of our common stock with a weighted average exercise price of $11.10 under our 2021 Employee, Director and Consultant Equity Incentive Plan, as amended (2021 Plan).

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

Use of Proceeds

On January 25, 2024, our registration statement on Form S-1 (File No 333-276397) relating to our initial public offering of common stock was declared effective by the SEC. Upon the closing of the initial public offering, we issued 11,180,555 shares of common stock (including the exercise in full by the underwriters of their option to purchase an additional 1,458,333 shares of common stock) at a public offering price of $18.00 per share. We received net proceeds from the initial public offering of $183.2 million, after deducting the underwriting discounts and commissions. None of the expenses associated with our initial public offering were paid to directors, officers, persons owning 10% or more of any class of equity securities, or to our affiliates.

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

Overview

We are a clinical-stage biopharmaceutical company dedicated to the identification, development and commercialization of differentiated medicines to address the unmet medical needs of patients with cancers. We seek to utilize our team’s deep drug development experience to maximize the potential of our lead development candidate, firmonertinib, and advance a pipeline of novel therapeutics, such as next-generation antibody drug conjugates, through approval and commercialization in patients suffering from cancer, with an initial focus on solid tumors. Firmonertinib is currently being evaluated in multiple clinical trials across a range of EGFRm in NSCLC, including a pivotal Phase 3 clinical trial in treatment naive, or first-line, patients with locally advanced or metastatic EGFRm NSCLC with exon 20 insertion mutations. We received Breakthrough Therapy Designation for firmonertinib for this disease from the FDA in October 2023, and Orphan Drug Designation for treatment of NSCLC with EGFRm or HER2 mutations or HER4 mutations in February 2024. A product candidate can receive Breakthrough Therapy Designation if preliminary clinical evidence indicates that the product candidate, alone or in combination with one or more other drugs, may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. For drugs that have been designated as Breakthrough Therapies, interaction and communication between the FDA and the sponsor can help to identify the most efficient path for development. The receipt of a Breakthrough Therapy Designation for a product candidate may not result in a faster development process, review or approval compared to product candidates considered for approval under conventional FDA procedures and does not increase the likelihood that the product candidate will ultimately receive FDA approval for any indication.

In 2021, we licensed from Allist the right to develop and commercialize firmonertinib worldwide, with the exception of greater China, which includes mainland China, Hong Kong, Macau and Taiwan. Firmonertinib is an investigational, novel, EGFR mutant-selective TKI that we are developing for the treatment of NSCLC patients across a broader set of EGFRm than are currently served by approved EGFR TKIs. Firmonertinib is currently only approved and commercially distributed by Allist in China as a first-line therapy to treat classical EGFRm NSCLC. The FDA has not approved firmonertinib for any use. We selected firmonertinib for global development against nonclassical, or uncommon, mutations based on preliminary reductions in tumor size observed in seven out of ten patients in first-line treatment with EGFR exon 20 insertion mutations in the ongoing Phase 1b clinical trial, the FAVOUR trial, conducted by Allist in China, and preclinical activity in PACC mutations, each a subtype of uncommon mutation. In a subsequent interim data readout from the FAVOUR trial of firmonertinib in first-line patients with locally advanced or metastatic EGFRm NSCLC with exon 20 insertion mutations who were administered a 240 mg once-daily dose of firmonertinib, 79% of patients (n=22 out of 28 patients) were observed to experience a reduction in tumor size of at least 30%.

As one of the most prevalent cancers in the world, lung cancer imposes a significant global burden on human health, and EGFRm NSCLC represents a significant proportion of those affected. Despite progress in the therapeutic landscape for EGFRm NSCLC, many patients, particularly those with uncommon mutations, such as exon 20 insertions or PACC mutations, are underserved by existing treatments. In an interim data readout from the FAVOUR trial of firmonertinib in first-line patients with locally advanced or metastatic EGFRm NSCLC with exon 20 insertion mutations, 79% of patients

(n=22 out of 28 patients) who were administered a 240 mg once-daily dose of firmonertinib were observed to experience a reduction in tumor size of at least 30% from the baseline in a patient without evidence of progression as measured by RECIST 1.1 criteria. This measurement of reduction is the threshold in this trial for a partial response and for inclusion in determination of the ORR, which is the primary endpoint of this trial. In the same interim data readout, those 79% of patients were observed to experience a 15.2 month median DOR. Interim results may not be indicative of final results; however, we believe these interim clinical results underscore firmonertinib’s potential in patients whose tumors contain an uncommon EGFRm.

We have entered into the Allist License Agreement, pursuant to which, we have, among other things, secured an exclusive, royalty bearing and sublicensable license under certain intellectual property, including patents and know-how, owned or controlled by Allist to develop and commercialize any product containing firmonertinib or any of its salts or derivatives as an active ingredient of a product, which is led by a joint collaboration committee, comprising of representatives from both Allist and us. Under the Allist License Agreement, we are obligated to pay Allist milestone payments up to an aggregate of $765.0 million upon the achievement of certain development, regulatory and sales milestone events as set forth in the Allist License Agreement. During the year ended December 31, 2023, we paid $5.0 million in clinical milestones to Allist. We are also obligated under the Allist License Agreement to pay Allist tiered royalties based on net sales of Licensed Products. See “Business — Licenses, Partnerships and Collaborations — Allist Agreements.” We have entered into the Lepu Biopharma Agreement, pursuant to which, we have, among other things, secured an exclusive, royalty bearing and sublicensable license under certain intellectual property, including patents and know-how, owned or controlled by Lepu Biopharma to develop and commercialize any product containing ARR-217 or the antibody component of ARR-217. Further, we are obligated to pay Lepu Biopharma milestone payments up to an aggregate of approximately $1.17 billion upon the achievement of certain development, regulatory and sales milestone events as set forth in the Lepu Biopharma Agreement, as defined herein. We are also obligated under the Lepu Biopharma Agreement to pay Lepu Biopharma tiered royalties based on net sales of Licensed Products, as defined herein. See “Business — Licenses, Partnerships and Collaborations — Lepu Biopharma Agreement”.

Since our inception in April 2021, we have devoted substantially all of our resources to organizing and staffing our company, acquiring the rights to develop firmonertinib, ARR-217, and clinical development of firmonertinib, business planning, raising capital, identifying potential product candidates, enhancing our intellectual property portfolio and undertaking research and clinical and preclinical studies for our development programs. We do not have any products approved for sale and have not generated any revenue from product sales or otherwise. We have funded our operations to date primarily through the private placement of convertible preferred stock and through our initial public offering of common stock.

We have incurred significant operating losses since our inception and have not yet generated any revenue. Our net losses were $80.5 million and $69.3 million for the years ended December 31, 2024 and 2023, respectively. As of December 31, 2024, we had an accumulated deficit of $238.3 million. Our net losses may fluctuate significantly from quarter-to-quarter and year-to-year, depending on the timing of our preclinical studies, clinical trials and our expenditures on other research and development activities. We expect to continue to incur losses for the foreseeable future. We anticipate these losses will increase substantially as we:

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

Interest and Investment Income

Interest and investment income consists of interest earned on our cash, cash equivalents and short-term investments and the accretion of premiums and amortization of discounts on marketable securities.

Results of Operations

Comparison of the Years Ended December 31, 2024 and 2023

The following table summarizes our results of operations for the years ended December 31, 2024 and 2023:

	Year Ended December 31,
(in thousands)	2024	2023	Change
Operating expenses:
Research and development	$79,004	$64,884	$14,120
General and administrative	15,304	9,706	5,598
Total operating expenses	94,308	74,590	19,718
Operating loss	(94,308)	(74,590)	(19,718)
Interest and investment income	13,820	5,257	8,563
Net loss	$(80,488)	$(69,333)	$(11,155)

Research and Development

We track outsourced clinical and preclinical costs and other external research and development costs associated with our lead product candidate, firmonertinib, and other discovery-stage programs. We do not track internal research and development costs by product candidate. The following table summarizes our research and development expenses for the years ended December 31, 2024 and 2023:

	Year Ended December 31,
(in thousands)	2024	2023	Change
Firmonertinib:
FURTHER	$12,272	$18,886	$(6,614)
FURVENT	34,135	25,898	8,237
FAVOUR	272	1,394	(1,122)
Other Firmonertinib costs	4,187	4,299	(112)
Total Firmonertinib	50,865	50,477	388
Discovery-stage programs	10,940	1,702	9,238
Personnel-related and other internal costs	17,199	12,705	4,494
Total research and development expenses	$79,004	$64,884	$14,120

Research and development expenses were $79.0 million and $64.9 million for the years ended December 31, 2024 and 2023, respectively. The increase of $14.1 million was primarily due to an increase of $9.2 million in preclinical discovery work, and a $4.5 million increase due to higher personnel-related costs due to increased headcount. Costs related to firmonertinib increased $0.4 million as a result of increased costs related to our FURVENT Phase 3 clinical trial of $8.2 million, offset by a decrease of $6.6 million in costs related to our FURTHER Phase 1 clinical trial, and a decrease of $1.1 million in costs related to our FAVOUR trial.

General and Administrative

General and administrative expenses were $15.3 million and $9.7 million for the years ended December 31, 2024 and 2023, respectively. The increase of $5.6 million was due primarily to increases of $3.0 million in personnel-related expenses, $1.0 million in insurance costs, and $1.6 million in professional services and other corporate expenses.

Interest and Investment Income

Interest and investment income was $13.8 million and $5.3 million for the years ended December 31, 2024 and 2023, respectively. The increase is due to higher rates of return on higher invested balances year-over-year.

Liquidity and Capital Resources

Sources of Liquidity

We have funded our operations primarily through the private placement of convertible preferred stock and the issuance of common stock in our initial public offering. We have raised gross proceeds of $305.0 million from the issuance of convertible preferred stock since our inception through December 31, 2024. In the first quarter of 2024, we completed our initial public offering of 11,180,555 shares of our common stock at a price to the public of $18.00 per share, including the exercise in full by the underwriters of their option to purchase 1,458,333 additional shares of our common stock. Including the option exercise, our aggregate net proceeds from the offering were $183.2 million, net of underwriting discounts, commissions and offering costs. As of December 31, 2024, we had cash and cash equivalents, and short and long-term investments of $266.5 million in the aggregate.

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

We believe that our existing cash and cash equivalents and short and long-term investments will be sufficient to meet our anticipated cash requirements through at least twelve months from the issuance date of these financial statements. However, our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially. We have based this estimate on assumptions that may prove to be wrong, and we could deplete our capital resources sooner than we expect.

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

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Year Ended December 31,
(in thousands)	2024	2023
Net cash (used in) provided by:
Operating activities	$(70,212)	$(55,842)
Investing activities	(192,465)	—
Financing activities	186,581	42,859
Net increase (decrease) in cash and cash equivalents	$(76,096)	$(12,983)

Operating Activities

Net cash used in operating activities was $70.2 million for the year ended December 31, 2024 reflecting our net loss of $80.5 million that was offset by $3.2 million in stock-based compensation and a $7.1 million net change in our operating assets and liabilities attributable to the timing in which we pay our vendors for research and development activities.

Net cash used in operating activities was $55.8 million for the year ended December 31, 2023 reflecting our net loss of $69.3 million that was offset by $0.9 million in stock-based compensation and a $12.6 million net change in our operating assets and liabilities attributable to the timing in which we pay our vendors for research and development activities.

Investing Activities

Net cash used in investing activities for the year ended December 31, 2024 included $194.2 million of purchases of short and long-term investments, offset by $1.7 million of maturities of investments.

Net cash used in investing activities for the year ended December 31, 2023 included $25.0 million of purchases of short-term investments, offset by $25.0 million of maturities of short-term investments.

Financing Activities

Net cash provided by financing activities was $186.6 million for the year ended December 31, 2024, due to $186.0 million of net proceeds from our initial public offering in January 2024, in addition to $0.6 million in proceeds from the exercise of stock options.

Net cash provided by financing activities was $42.9 million for the year ended December 31, 2023, due to $44.9 million of net proceeds from the issuance of Series B convertible preferred stock and $0.4 million of proceeds from the exercise of stock options offset by a $2.4 million payment of deferred offering costs.

Contractual Obligations and Commitments

The following table summarizes our contractual obligations as of December 31, 2024 and the effects that such obligations are expected to have on our liquidity and cash flows in future periods:

	Payments Due by Period
	Total	Less Than 1 Year	1 to 3 Years	4 to 5 Years	More than 5 Years

	(in thousands)
Operating lease obligations	$187	$173	$14	$—	$—
Total	$187	$173	$14	$—	$—

As of December 31, 2024, except for the operating lease, we did not have any long-term obligations, capital lease obligations, purchase obligation or long-term liabilities. We enter into contracts in the normal course of business with third-party CROs and clinical trial sites for our clinical trials, and with supply vendors for other services and products for operating purposes. These contracts generally provide for termination after a notice period, and, therefore, are cancelable contracts. Amounts related to contingent milestone payments under our license and collaboration agreements are not yet considered contractual obligations, and not included in the table above, as they are contingent on the successful achievement of certain clinical, regulatory and commercial milestones.

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

Estimating the fair value of stock options as of the grant date using the Black-Scholes option pricing model is affected by input assumptions which consider a number of variables. The input assumption relating to the fair value of our common stock for grants made prior to our initial public offering was subjective and required judgment to develop.

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

Opinion on the Financial Statements

We have audited the accompanying balance sheets of ArriVent BioPharma, Inc. (the Company) as of December 31, 2024 and 2023, the related statements of operations and comprehensive loss, convertible preferred stock and stockholders’ equity (deficit), and cash flows for the years then ended, and the related notes (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

/s/ KPMG LLP

We have served as the Company’s auditor since 2023.

Boston, Massachusetts
March 3, 2025

.

ARRIVENT BIOPHARMA, INC.

BALANCE SHEETS

(in thousands, except share and per share data)

	December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$74,293	$150,389
Short-term investments	144,570	—
Prepaid expenses and other current assets	8,116	9,579
Total current assets	226,979	159,968
Long-term investments	47,683	—
Right of use assets – operating leases	154	291
Deferred offering costs	—	2,732
Other assets	126	107
Total assets	$274,942	$163,098

Liabilities, Convertible Preferred Stock and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$3,782	$4,532
Accrued expenses	13,330	6,952
Operating lease liabilities	162	140
Total current liabilities	17,274	11,624
Operating lease liabilities, net of current amount	14	177
Total liabilities	17,288	11,801

Commitments and contingencies (Note 7)

Series A convertible preferred stock $0.0001 par value, 150,000,000 shares authorized; 0 and 150,000,000 shares issued and outstanding at December 31, 2024 and 2023, respectively	—	149,865
Series B convertible preferred stock $0.0001 par value, 147,619,034 shares authorized; 0 and 147,619,034 shares issued and outstanding at December 31, 2024 and 2023, respectively	—	154,625

Stockholders’ equity (deficit):
Preferred stock $0.0001 par value, 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock $0.0001 par value, 200,000,000 shares authorized; 33,706,765 and 2,745,480 shares issued and outstanding at December 31, 2024 and 2023, respectively	3	—
Additional paid-in capital	496,195	4,652
Accumulated deficit	(238,333)	(157,845)
Accumulated other comprehensive (loss)	(211)	—
Total stockholders’ equity (deficit)	257,654	(153,193)
Total liabilities, convertible preferred stock and stockholders’ equity (deficit)	$274,942	$163,098

See accompanying notes to financial statements.

ARRIVENT BIOPHARMA, INC.

STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except share and per share data)

	Year Ended December 31,
	2024	2023
Operating expenses:
Research and development	$79,004	$64,884
General and administrative	15,304	9,706
Total operating expenses	94,308	74,590
Operating loss	(94,308)	(74,590)
Interest and investment income	13,820	5,257
Net loss	(80,488)	(69,333)
Unrealized (loss) on marketable securities, net of tax	(211)	—
Total other comprehensive loss	(211)	—
Total comprehensive loss	$(80,699)	$(69,333)

Share information:
Net loss per share attributable to common stockholders, basic and diluted	$(2.56)	$(32.38)
Weighted-average shares of common stock outstanding, basic and diluted	31,469,328	2,140,951

See accompanying notes to financial statements.

ARRIVENT BIOPHARMA, INC.

STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

(in thousands, except share and per share data)

	Series A		Series B				Additional	Accumulated
	convertible preferred stock		convertible preferred stock		Common stock		paid-in	Other Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	capital	(Loss)	deficit	Total
Balance, January 1, 2023	150,000,000	$149,865	104,761,894	$109,706	2,597,738	$—	$3,403	$—	$(88,512)	$(85,109)
Issuance of Series B convertible preferred stock at $1.05 per share, net of issuance costs of $81	—	—	42,857,140	44,919	—	—	—	—	—	—
Repurchase of common stock		—	—	—	(7,387)	—	—	—	—	—
Exercise of stock options	—	—	—	—	155,129	—	354	—	—	354
Stock-based compensation expense	—	—	—	—	—	—	895	—	—	895
Net loss	—	—	—	—	—	—	—	—	(69,333)	(69,333)
Balance, December 31, 2023	150,000,000	149,865	147,619,034	154,625	2,745,480	—	4,652	—	(157,845)	(153,193)
Issuance of common stock in initial public offering, net of issuance costs of $18,032	—	—	—	—	11,180,555	1	183,216	—	—	183,217
Conversion of convertible preferred stock into common stock	(150,000,000)	(149,865)	(147,619,034)	(154,625)	19,567,306	2	304,488	—	—	304,490
Exercise of stock options	—	—	—	—	213,424	—	631	—	—	631
Stock-based compensation expense	—	—	—	—	—	—	3,208	—	—	3,208
Unrealized loss on marketable securities	—	—	—	—	—	—	—	(211)	—	(211)
Net loss	—	—	—	—	—	—	—	—	(80,488)	(80,488)
Balance, December 31, 2024	—	$—	—	$—	33,706,765	$3	$496,195	$(211)	$(238,333)	$257,654

See accompanying notes to financial statements.

ARRIVENT BIOPHARMA, INC.

STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended
	December 31,
	2024	2023
Cash flows from operating activities:
Net loss	$(80,488)	$(69,333)
Adjustment to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	3,208	895
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	1,464	9,671
Other assets	(20)	(35)
Accounts payable	(751)	1,379
Accrued expenses	6,377	1,556
Operating lease liabilities	(2)	25
Net cash used in operating activities	(70,212)	(55,842)
Cash flows from investing activities:
Purchase of short-term investments	(194,164)	(25,000)
Maturity of short-term investments	1,699	25,000
Net cash used in investing activities	(192,465)	—
Cash flows from financing activities:
Proceeds from issuance of common stock in an initial public offering, net of issuance costs	185,950	—
Proceeds from the exercise of stock options	631	354
Proceeds from the sale of Series B convertible preferred stock, net of issuance costs	—	44,919
Payment of deferred offering costs	—	(2,414)
Net cash provided by financing activities	186,581	42,859

Net (decrease) in cash and cash equivalents	(76,096)	(12,983)
Cash and cash equivalents at beginning of the year	150,389	163,372
Cash and cash equivalents at end of the year	$74,293	$150,389

Supplemental disclosures of non-cash financing and investing activities
Deferred offering costs transferred to additional paid-in-capital	$2,732	$—
Deferred offering costs in accounts payable	—	318
Right-of-use assets obtained in exchange for new operating lease liabilities	—	300

See accompanying notes to financial statements.

ARRIVENT BIOPHARMA, INC.

NOTES TO THE FINANCIAL STATEMENTS

(1)	Background

ArriVent BioPharma, Inc., a Delaware Corporation (the “Company”), founded on April 14, 2021, is a clinical-stage biopharmaceutical company focused on identifying, licensing and globalizing top biopharma innovations from around the world to deliver important medicines to patients. In June 2021, the Company entered into a license agreement with Shanghai Allist Pharmaceuticals Co. Ltd. (“Allist”) which granted the Company an exclusive license under certain intellectual property owned or controlled by Allist to develop, manufacture and commercialize any product containing firmonertinib or any of its derivatives as an active ingredient, for all uses, in all countries and territories other than greater China, which includes mainland China, Hong Kong, Macau and Taiwan (See Note 11). The Company’s lead development candidate, firmonertinib, is a third-generation tyrosine kinase inhibitor currently being evaluated in multiple clinical trials across a range of epidermal growth factor receptor mutations in non-small cell lung cancer (“NSCLC”), many for which there are limited treatment options.

On January 30, 2024, the Company completed the closing of its initial public offering of 9,722,222 shares of common stock at a price of $18.00 per share. Additionally, the underwriters exercised their option to purchase an additional 1,458,333 shares of common stock at a price of $18.00 per share. The shares of common stock began trading on The Nasdaq Global Market on January 26, 2024, under the symbol “AVBP”. The Company received net proceeds of $183.2 million, after deducting underwriting discounts and commissions and other offering expenses. In addition, as a result of the closing of the Company’s initial public offering, the Company’s Series A and Series B convertible preferred stock converted into 19,567,306 shares of common stock.

(2)	Development-Stage Risks and Liquidity

The Company has incurred losses since inception and has an accumulated deficit of $238.3 million as of December 31, 2024. The Company anticipates incurring additional losses until such time, if ever, that it can generate significant sales from its product candidates currently in development. Management believes that the aggregate balance of cash and cash equivalents, and short and long-term investments of $266.5 million as of December 31, 2024 are sufficient to sustain planned operations through at least twelve months from the issuance date of these financial statements.

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

Significant areas that require management’s estimates include the fair value of the Company’s common stock prior to its initial public offering, and accrued research and development expenses.

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

Management believes that the carrying amounts of cash equivalents and accounts payable approximate fair value due to the short-term nature of those instruments.

The Company evaluates transfers between levels at the end of each reporting period. There were no transfers of assets or liabilities between Level 1, Level 2 or Level 3 during the years ended December 31, 2024 and 2023.

(d)	Cash equivalents

The Company considers all highly liquid investment instruments with a remaining maturity when purchased of three months or less to be cash equivalents. Investments qualifying as cash equivalents consist of money market funds, including money market funds held in a sweep account. Cash equivalents are stated at cost plus accrued interest, which approximates fair value. The amount of cash equivalents included in cash and cash equivalents was approximately $69.3 million and $124.3 million at December 31, 2024 and 2023, respectively.

(e) Investments

The Company classifies all of its investments as available-for-sale based upon its intent with regard to such investments. The Company classifies investments as short-term when their remaining contractual maturities are one year or less from the balance sheet date, and as long-term when the investment has a remaining contractual maturity of more than one year from the balance sheet date. Available-for-sale securities are carried at fair value, with the unrealized gains and losses reported in other comprehensive income (loss). The amortized cost of debt securities in this category is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in interest and investment income. Realized gains and losses and declines in value judged to be other than temporary on available-for-sale securities, are included in interest and investment income.

ARRIVENT BIOPHARMA, INC.

NOTES TO THE FINANCIAL STATEMENTS

The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in interest and investment income. To determine whether an other-than-temporary impairment exists, the Company considers whether it has the ability and intent to hold the investment until a market price recovery, and whether evidence indicating the recoverability of the cost of the investment outweighs evidence to the contrary.

(f) Concentration of credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents and short and long-term investments. The Company maintains its balances at high quality, accredited financial institutions and, accordingly, it believes such funds are subject to minimal credit risk. The Company has not experienced any losses in such accounts and believes it is not exposed to significant risk on these balances. The Company has no financial instruments with off-balance sheet risk of loss.

(g)	Leases

The Company determines whether an arrangement is or contains a lease, its classification, and its term at the lease commencement date. Leases with a term greater than one year will be recognized on the balance sheet as right-of-use (“ROU”) assets, current lease liabilities, and if applicable, long-term lease liabilities. The Company has elected certain practical expedients permitted under the transition guidance to not record short-term leases (terms less than 12 months). Lease liabilities and the corresponding ROU assets are recorded based on the present values of lease payments over the lease term. The interest rate implicit in lease contracts is typically not readily determinable. As such, the Company utilizes the appropriate incremental borrowing rates, which are the rates that would be incurred to borrow on a collateralized basis, over similar terms, amounts equal to the lease payments in a similar economic environment. Payments for non-lease components or that are variable in nature that do not depend on a rate or index are not included in the lease liability and are typically expensed as incurred. If significant events, changes in circumstances, or other events indicate that the lease term or other inputs have changed, the Company would reassess lease classification, remeasure the lease liability using revised inputs as of the reassessment date, and adjust the ROU assets. Lease expense is recognized on a straight-line basis over the expected lease term for operating-classified leases.

(h)	Research and Development Costs

Research and development costs are recorded as expense as incurred and principally consist of contract research organization costs as well as personnel costs, and amounts paid to third parties for up-front and milestone payments made under license and collaboration agreements.

When third-party service providers’ billing terms do not coincide with the Company’s period-end, the Company is required to make estimates of its obligations to those third parties, including clinical trial costs, contractual services costs and costs for supply of its drug candidates, incurred in a given accounting period and record accruals at the end of the period. The Company bases its estimates on the completion status of the research and development programs and the associated estimate of unbilled costs.

(i)	Stock-Based Compensation Expense

The Company measures stock-based awards, including stock options, at their grant-date fair value and records compensation expense over the requisite service period, which is the vesting period of the awards. The Company accounts for forfeitures as they occur.

Estimating the fair value of stock options requires the use of subjective assumptions, including the fair value of the Company’s common stock (prior to its initial public offering in January 2024), the expected term of the option and

ARRIVENT BIOPHARMA, INC.

NOTES TO THE FINANCIAL STATEMENTS

expected stock price volatility. The Company uses the Black-Scholes option-pricing model to value its stock option awards. The assumptions used in calculating the fair value of stock options represent management’s best estimates and involve inherent uncertainties and the application of management’s judgment. As a result, if factors change and management uses different assumptions, stock-based compensation expense could be materially different for future awards.

The fair value of the Company’s common stock, prior to its initial public offering, was estimated by the Company’s board of directors, with input from management considering the most recently available third-party valuation of the Company’s common stock. Subsequent to its initial public offering on January 26, 2024, the fair value of common stock is based on the closing market price of common stock on the date of grant. The expected term of stock options for employees is estimated using the “simplified method,” as the Company has limited historical information to develop reasonable expectations about future exercise patterns and post-vesting employment termination behavior for its stock option grants. The simplified method is the midpoint between the vesting date and the contractual term of the option. The contractual term is used as the expected term for stock options granted to non-employees. For stock price volatility, the Company uses comparable public companies as a basis for the expected volatility to calculate the fair value of option grants. The risk-free rate is based on the U.S. Treasury yield curve commensurate with the expected term of the option. The expected dividend yield is zero given the Company does not expect to pay dividends for the foreseeable future.

(j)	Net Loss per Share

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

The following table sets forth the computation of net loss per share, basic and diluted (in thousands, except share and per share data):

	Year Ended December 31,
	2024	2023
Numerator:
Net loss	$(80,488)	$(69,333)
Denominator:
Weighted-average shares of common stock outstanding	31,469,328	2,633,907
Less: Weighted-average shares of common stock subject to repurchase	—	(492,956)
Weighted-average shares of common stock outstanding, basic and diluted	31,469,328	2,140,951

Net loss per share attributable to common stockholders, basic and diluted	$(2.56)	$(32.38)

ARRIVENT BIOPHARMA, INC.

NOTES TO THE FINANCIAL STATEMENTS

The following potentially dilutive securities have been excluded from the computation of diluted weighted-average shares of common stock outstanding, as they would be anti-dilutive:

	December 31,
	2024	2023
Series A convertible preferred stock (as converted to common stock)	—	9,861,923
Series B convertible preferred stock (as converted to common stock)	—	9,705,383
Stock options	2,531,144	1,683,156
	2,531,144	21,250,462

(k)	Income Taxes

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

(l)	Accounting Pronouncements Recently Adopted

In November 2023, the FASB issued ASU 2023-07 Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures to improve reportable segment disclosure requirements through incremental disclosures about significant segment expenses, including for companies with a single reportable segment. This standard is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with retrospective application required. The Company adopted this standard in fiscal year 2024. See Note 12, Segment Information.

(m)	Accounting Pronouncements Not Yet Adopted

In December 2023, the FASB issued ASU 2023-09 Income Taxes (Topic 740): Improvements to Income Tax Disclosures. This standard includes the requirement that public business entities, on an annual basis, disclose specific categories in the rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold (if the effect of those reconciling items is equal to or greater than 5% of the amount computed by multiplying pretax income (or loss) by the applicable statutory income tax rate). It also requires that all entities disclose, on an annual basis, the amount of income taxes paid (net of refunds received) disaggregated by federal, state, and foreign taxes and

ARRIVENT BIOPHARMA, INC.

NOTES TO THE FINANCIAL STATEMENTS

the amount of income taxes paid (net of refunds received) disaggregated by individual jurisdictions in which income taxes paid (net of refunds received) is equal to or greater than 5% of total income taxes paid (net of refunds received) and requires that all entities disclose income (or loss) from continuing operations before income tax expense (or benefit) disaggregated between domestic and foreign and income tax expense (or benefit) from continuing operations disaggregated by federal, state, and foreign. Lastly, this standard eliminates the requirement for all entities to disclose the nature and estimate of the range of the reasonably possible change in the unrecognized tax benefits balance in the next 12 months or make a statement that an estimate of the range cannot be made. This standard is effective for the Company for the annual period beginning January 1, 2026 (or January 1, 2025 if the Company loses its status as an emerging growth company within 2025). Early adoption is permitted. This standard should be applied on a prospective basis. Retrospective application is permitted. The Company is currently evaluating the impact that this standard may have on its financial statements.

In November 2024, the FASB issued ASU 2024-03 Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. This standard requires an entity to disclose on an annual and interim basis, disaggregated information about specific income statement expense categories. It also requires an entity to include certain amounts that are already required to be disclosed under current GAAP in the same disclosure. Additionally, it requires an entity to disclose a qualitative description of the amounts remaining in relevant expense captions that are not separately disaggregated quantitatively, and to disclose the total amount of selling expenses and, in annual reporting periods, an entity’s definition of selling expenses. This standard is effective for the Company for the annual period beginning January 1, 2027 and interim periods beginning January 1, 2028. Early adoption is permitted. This standard can be applied prospectively for reporting periods after the effective date or retrospectively to any or all prior periods presented in the financial statements. The Company is currently evaluating the impact that this standard may have on its financial statements.

(n)	Reverse Stock Split

On January 23, 2024, the Company filed an amendment to its Articles of Incorporation and effected a 15.21-for-1 reverse stock split of its issued and outstanding shares of common stock. All common stock share and per-share amounts presented in the financial statements and related notes have been retroactively adjusted to reflect the reverse stock split.

(o)	License and Collaboration Agreements

The Company analyzes its license and collaborative agreements to assess whether they are within the scope of ASC 808, Collaborative Arrangements (“ASC 808”) to determine whether such arrangements involve joint operating activities performed by parties that are both active participants in the activities and exposed to significant risks and rewards that are dependent on the commercial success of such activities. To the extent the arrangement is within the scope of ASC 808, the Company assesses whether aspects of the arrangement are within the scope of other accounting literature. If the Company concludes that some or all aspects of the arrangement represent a transaction with a customer, it accounts for those aspects of the arrangement within the scope of ASC 606, Revenue from Contracts with Customers. None of the license and collaboration agreements discussed in Note 11 represent transactions with customers.

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

The following tables show the Company’s cash equivalents and available-for-sale securities’ carrying amounts, fair values, and fair value hierarchy as of December 31, 2024 and 2023 (in thousands):

	December 31, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Level 1	Level 2	Level 3

Money market funds	$49,031	$—	$—	$49,031	$49,031	$—	$—
Corporate securities	114,577	10	(148)	114,439	—	114,439	—
Government securities	98,150	18	(91)	98,077	—	98,077	—
Total assets measured at fair value	$261,758	$28	$(239)	$261,547	$49,031	$212,516	$—

	December 31, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Level 1	Level 2	Level 3

Money market funds	$124,322	$—	$—	$124,322	$124,322	$—	$—
Total assets measured at fair value	$124,322	$—	$—	$124,322	$124,322	$—	$—

Cash balances were $5,000 and $26,067 at December 31, 2024 and 2023, respectively. Money market fund accounts are highly liquid investments. The pricing information on the Company’s money market fund account is based on quoted prices in active markets. This approach results in a classification of these securities as Level 1 of the fair value hierarchy.

The Company’s investment portfolio includes many fixed income securities that do not always trade on a daily basis. As a result, the pricing services used by the Company applied other available information as applicable through processes such as benchmark yields, benchmarking of like securities, sector groupings and matrix pricing to prepare evaluations. In addition, model processes were used to assess interest rate impact and develop prepayment scenarios. These models take into consideration relevant credit information, perceived market movements, sector news and economic events. The inputs into these models may include benchmark yields, reported trades, broker-dealer quotes, issuer spreads and other relevant data.

(5)	Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	December 31,
	2024	2023
Research and development	$7,209	$8,450
Professional fees	233	240
Insurance	174	128
Tax credit receivable	500	761
	$8,116	$9,579

ARRIVENT BIOPHARMA, INC.

NOTES TO THE FINANCIAL STATEMENTS

(6)	Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	December 31,
	2024	2023
Research and development	$8,626	$3,126
Professional fees	474	411
Compensation and related expenses	4,163	3,353
Other accrued expenses	67	62
	$13,330	$6,952

(7)	Commitments and Contingencies

Leases

The Company has two operating leases that it subleases for its office space in California, one of which commenced in January 2022 with an original lease term through January 2024 (which ended in January 2024) and one of which commenced in November 2023 with an original lease term through January 2026. The Company also leases other office space with an initial lease term of less than twelve months; therefore, it does not recognize this lease as an operating lease on the balance sheet.

Operating lease expense was $0.2 million and $0.2 million for the years ended December 31, 2024 and 2023, respectively. The Company’s remaining lease term and discount rate for its operating lease as of December 31, 2024 are 1.08 years and 10.0%, respectively.

Future maturities of operating lease liabilities were as follows as of December 31, 2024 (in thousands):

Fiscal year ending:
2025	$173
2026	14
Total future minimum payments	187
Less imputed interest	(11)
Present value of lease liabilities	$176

Cash paid for rent expense recorded during the years ended December 31, 2024 and 2023 was $0.2 million and $0.2 million, respectively.

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

ARRIVENT BIOPHARMA, INC.

NOTES TO THE FINANCIAL STATEMENTS

Employee Benefit Plan

The Company maintains a 401(k) plan for employees. The 401(k) plan qualifies as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code. Under the 401(k) plan, participating employees may defer a portion of their pre-tax earnings. The Company contributes 100% of employee salary deferral contributions up to 4% of pay for each payroll period. The Company contributions to the 401(k) plan during the years ended December 31, 2024 and 2023, were $0.5 million and $0.4 million, respectively.

Contingencies

Liabilities for loss contingencies, arising from claims, assessments, litigation, fines, penalties, and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment and/or remediation can be reasonably estimated.

(8)	Convertible Preferred Stock and Common Stock

Convertible Preferred Stock

In June 2021, the Company sold 90,000,000 shares of Series A convertible preferred stock (“Series A”) at an original issuance price of $1.00 per share. In February 2022, the Company sold 60,000,000 shares of Series A at an original issuance price of $1.00 per share. In December 2022, the Company sold 104,761,894 shares of Series B convertible preferred stock (“Series B”) at an original issuance price of $1.05 per share. In March 2023, the Company sold 42,857,140 shares of Series B at an original issuance price of $1.05 per share. The Series A and Series B stock were converted to common stock at the Company’s January 2024 initial public offering.

Classification of Convertible Preferred Stock

Prior to their conversion into common stock, the Series A and Series B were classified outside of stockholders’ equity (deficit) because the holders of such shares had redemption rights in the event of a Deemed Liquidation Event that was not solely within the control of the Company. Because the occurrence of a Deemed Liquidation Event was never considered probable, the carrying values of the Convertible Preferred Stock were not accreted to their redemption values.

Common Stock

The holders of the common stock are entitled to one vote for each share of common stock held at all meetings of stockholders. Unless required by law, there shall be no cumulative voting. In the event of any voluntary or involuntary liquidation, dissolution or winding up of the Company, after the payment of all preferential amounts required to be paid to any holders of shares of Convertible Preferred Stock, the remaining funds and assets available for distribution to the stockholders of the Company will be distributed among the holders of shares of common stock, pro rata based on the number of shares of common stock held by each such holder.

(9)	Stock-based Compensation

In June 2021, the Company adopted the 2021 Employee, Director and Consultant Equity Incentive Plan (the “2021 Plan”), as amended, that authorized the Company to grant up to 803,564 shares of common stock via stock-based compensation awards. In 2022, the Company amended the 2021 Plan and increased the total number of shares authorized under the 2021 Plan to 2,748,818. In January 2024, the Company adopted the 2024 Employee, Director and Consultant Equity Incentive Plan (the “2024 Plan”) that authorized the Company to grant up to 3,900,000 shares of common stock plus any remaining ungranted or forfeited shares from the 2021 Plan. As of December 31, 2024, there were 3,742,510 shares available to be granted. The Company’s stock options generally vest over four years. The Company recorded

ARRIVENT BIOPHARMA, INC.

NOTES TO THE FINANCIAL STATEMENTS

stock-based compensation expense in the following expense categories in its accompanying statements of operations and comprehensive loss (in thousands):

	Year Ended December 31,
	2024	2023
Research and development	$1,328	$432
General and administrative	1,880	463
	$3,208	$895

The following is a summary of stock options activity:

			Weighted
		Weighted	average
		average	remaining	Aggregate
		exercise	contractual	Intrinsic Value
	Options	price	term (years)	(in thousands)
Outstanding as of January 1, 2023	1,078,795	$2.28
Granted	801,091	4.63
Exercised	(155,129)	2.28
Forfeited	(41,601)	3.04
Outstanding as of December 31, 2023	1,683,156	$3.38
Granted	1,137,307	11.10
Exercised	(213,424)	2.96
Forfeited/Expired	(75,895)	7.29
Outstanding as of December 31, 2024	2,531,144	6.77	$8.28	$50,352
Exercisable as of December 31, 2024	724,934	3.04	7.40	17,112
Vested and expected to vest at December 31, 2024	2,531,144	$6.77	$8.28	$50,252

The weighted-average grant-date fair value of options granted in 2024 and 2023 were $7.52 and $3.57 per share, respectively. The fair value was estimated using the Black-Scholes option-pricing model based on the following assumptions:

Year Ended December 31,
	2024	2023
Risk-free interest rate	3.69% - 4.66%	3.45% - 4.86%
Expected term	5.5 - 6.1 years	5.5 - 6.1 years
Expected volatility	93.1% - 98.6%	89.3% - 92.5%
Expected dividend yield	—	—
Estimated fair value of the Company's common stock per share (a)	$5.85 - 24.58	$2.71 - 4.86

(a)	Subsequent to the initial public offering on January 26, 2024, the fair value of common stock is based on the closing market price of common stock on the date of grant.

Unrecognized compensation cost for awards not vested as of December 31, 2024 was $9.5 million and will be expensed over a weighted-average period of 2.5 years.

ARRIVENT BIOPHARMA, INC.

NOTES TO THE FINANCIAL STATEMENTS

(10)	Income Taxes

The Company has incurred losses since inception and has not recorded current or deferred income taxes.

A reconciliation of income tax benefit at the statutory federal income tax rate and income taxes as reflected in the financial statements is as follows:

	Year Ended December 31,
	2024	2023
Tax at U.S. federal rate	21.0%	21.0%
State income taxes	4.9	5.5
Other permanent differences	—	(0.1)
Transaction costs	1.1	—
Rate change	(0.8)	5.5
Research and development credit	4.5	3.2
Valuation allowance	(30.7)	(35.1)
Total provision	—%	—%

Deferred tax assets and liabilities are determined based on the differences between the financial statement carrying amounts and tax bases of assets and liabilities using enacted tax rates in effect for years in which differences are expected to reverse.

Significant components of the Company’s deferred tax assets and liabilities for federal and state income taxes consisted of the following (in thousands):

	December 31,
	2024	2023
Deferred tax assets
Net operating losses	$16,735	$9,365
Research and development credit	7,062	3,465
Intangible asset	9,883	10,683
Capitalized research and development	34,591	20,583
Other	561	96
Gross deferred tax assets	68,832	44,192
Valuation allowance	(68,793)	(44,122)
Total deferred tax assets	39	70

Deferred tax liabilities
Right of use asset	(39)	(70)
Total deferred tax liabilities	(39)	(70)
Net deferred tax assets and liabilities	$—	$—

The Company records a valuation allowance against its net deferred tax asset when it is more likely than not that realization will not occur. The realization of deferred tax assets depends upon the Company’s ability to generate future taxable income or other tax planning strategies available in the relevant taxing jurisdiction. In evaluating the realizability of its deferred tax assets, Management must determine whether there will be sufficient taxable income to allow for the realization of deferred tax assets. Based upon the historical and anticipated future losses, Management has determined that the deferred tax assets do not meet the more-likely-than-not threshold for realizability. As a result, the Company recorded a valuation allowance against its net deferred tax assets as of December 31, 2024. The valuation allowance

ARRIVENT BIOPHARMA, INC.

NOTES TO THE FINANCIAL STATEMENTS

increased by $24.7 million and $24.1 million during the years ended December 31, 2024 and 2023, respectively due to the current year pre-tax losses and research and development tax credits.

As of December 31, 2024 and 2023, the Company had gross federal net operating loss (“NOL”) carryforwards of $67.4 million and $38.9 million, respectively, which will be carried forward indefinitely to offset future taxable income, subject to an 80 percent limitation of taxable income annually. The Company does not have any pre-2018 NOLs subject to expiration. As of December 31, 2024 and 2023, state NOLs exist of approximately $58.8 million and $25.5 million, respectively, subject to various carryforward periods with the first state NOLs beginning to expire in 2043. The Company also had research and development tax credit carryforwards of approximately $7.1 million and $3.5 million as of December 31, 2024 and 2023, respectively. The research credit carryforward will begin to expire in 2041. Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, the Code, if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change NOL carryforwards and credits to offset its post-change income and taxes may be limited. In general, an “ownership change” occurs if there is a cumulative change in ownership by one or more “5% shareholders” (as defined under U.S. income tax laws) that exceeds 50 percentage points over a rolling three-year period. Similar rules apply under state tax laws. The Company has not determined if it has experienced Section 382/383 ownership changes in the past and if a portion of the NOL and tax credit carryforwards are subject to an annual limitation under Section 382/383. In addition, the Company may experience ownership changes in the future as a result of subsequent shifts in stock ownership, some of which may be outside of its control.

As of December 31, 2024 and 2023, the Company had no accrued interest or penalties related to uncertain tax positions and no amounts have been recognized in the Company’s financial statements. The Company is generally subject to three-year statute of limitations for federal and state; therefore, 2021 through the current year remain open for examination.

(11) License and Collaboration Agreements

Allist

In June 2021, the Company entered into a Global Technology Transfer and License Agreement with Allist (“Allist Agreement”). Pursuant to the Allist Agreement, the Company was granted an exclusive license under certain intellectual property to develop, manufacture and commercialize certain licensed products in the field in the licensed territory. Upon execution of the Allist Agreement, the Company paid Allist a non-refundable cash payment of $40.0 million and issued 1,276,250 shares of its common stock. The upfront payment and the fair value of the common stock issued was recorded to research and development expense in 2021.

Upon the achievement of certain clinical, regulatory and commercial milestones using the licensed technology, the Company is obligated to make future milestone payments to Allist of up to $105.0 million in clinical and regulatory milestones and up to $655.0 million in commercial milestones. Furthermore, royalties, ranging from high single digit  to low mid-teen percentages will be payable to Allist on net sales of licensed products in licensed territories.

In connection with the Allist Agreement, in December 2021, the parties also entered into a Joint Clinical Collaboration Agreement (“Clinical Collaboration”) to define the framework under which the parties will cooperate and share costs related to global clinical studies to be conducted jointly by the Company and Allist. During the years ended December 31, 2024 and 2023, the Company incurred $0.9 million and $2.0 million, respectively, in cost reimbursements to Allist under the Clinical Collaboration which have been recorded as research and development expense. The Company also received cost reimbursements from Allist of $0.3 and $0.1 million for the years ended December 31, 2024 and 2023, respectively, which has been recorded as a reduction of research and development expenses. The Company paid $5.0 million in milestone payments to Allist during the year ended December 31, 2023. During the year ended December 31, 2024, no additional milestones were met or achieved, or were probable of achievement.

ARRIVENT BIOPHARMA, INC.

NOTES TO THE FINANCIAL STATEMENTS

Alphamab

In June 2024, the Company entered into a collaboration agreement with Jiangsu Alphamab Biopharmaceuticals Co., Ltd. (“Alphamab”) to discover, develop and commercialize novel antibody drug conjugates (“ADCs”) for the treatment of cancers (“Alphamab Agreement”).

Under the Alphamab Agreement, both companies seek to leverage Alphamab’s proprietary linker-payload platform and glycan-conjugation technology to identify novel ADCs for oncology indications. The Alphamab Agreement gives the Company exclusive rights to develop and commercialize ADCs globally, except greater China, which includes mainland China, Hong Kong, Macau and Taiwan where Alphamab retains the right to develop and commercialize the ADCs.

The terms of the Alphamab Agreement include combined upfront and potential milestone payments to Alphamab of up to $615.5 million in aggregate, based on the achievement of certain regulatory, development, and commercial milestones. In addition, Alphamab is entitled to receive tiered sales royalties from the Company for net sales of each ADC product.

The upfront payment was recorded to research and development expense during the three-month period ended June 30, 2024. During the year ended December 31, 2024, the Company paid $0.2 million in cost reimbursements to Alphamab under the Alphamab Agreement which have also been recorded as research and development expense. No milestones have been met or achieved, or are probable of achievement, since the inception of the agreement.

Aarvik

In December 2021, the Company entered into a Research Collaboration Agreement, as amended, effective June 30, 2023 (the “Aarvik Collaboration Agreement”), with Aarvik Pharmaceuticals, Inc. (“Aarvik”), under which the Company is required to pay Aarvik up to $3.1 million on statements of work (“SOWs”) and an initiation fee of $0.3 million. After the completion of the SOWs, the Company has an exclusive option to license the Aarvik intellectual property, and the option to acquire certain of Aarvik’s intellectual property, after which it is the Company’s sole responsibility to research, develop, manufacture and commercialize any applicable compound and product in the field and territory. In August 2024, the Company paid $1.0 million to exercise that option, and as a result is now obligated to pay up to $18.0 million per product upon the achievement of certain clinical and regulatory milestone events and up to $80.0 million per product in commercial milestones. Additionally, the Company is obligated to pay Aarvik royalties in the mid-single digits based on net sales of licensed products.

On August 9, 2024, the Company entered into an amendment and restatement of the Aarvik Collaboration Agreement (the “Amended and Restated Aarvik Collaboration Agreement”). Under the Amended and Restated Aarvik Collaboration Agreement, Aarvik granted the Company an exclusive option to obtain exclusive rights to certain of Aarvik’s intellectual property for the research, development, manufacture, use, commercialization, or other exploitation of the ADCs related to (i) the two agreed targets to which the compounds being developed under the collaboration bind, which is referred to as the Target Pair, and (ii) the acquisition of exclusive rights to certain intellectual property generated during the collaboration. The Company has not yet selected the indication or indications that it would pursue in the collaboration and anticipates doing so in connection with the identification of a lead candidate for IND-enabling activities. Under the Amended and Restated Aarvik Collaboration Agreement, the Company has paid Aarvik a collaboration initiation fee and research fees as provided in the SOWs in an aggregate amount of $4.9 million.

The Company incurred $2.3 million and $1.7 million in research and development expenses related to the Aarvik SOWs during the years ended December 31, 2024 and 2023, respectively. With the exception of the option described above, no milestones have been met or achieved, or are probable of achievement, since the inception of the Aarvik Collaboration Agreement.

ARRIVENT BIOPHARMA, INC.

NOTES TO THE FINANCIAL STATEMENTS

(12) Segment Information

Operating segments are defined as components of an enterprise about which separate discrete information is available for evaluation by the chief operating decision maker, or decision-making group, in deciding how to allocate resources in assessing performance. The Company has one reportable segment: life science. The life science segment is engaged in identifying, licensing and globalizing top biopharma innovations from around the world to deliver important medicines to patients. The Company’s chief operating decision maker (“CODM”) is the chief executive officer.

The accounting policies of the life science segment are the same as those described in the summary of significant accounting policies. The CODM assesses performance for the life science segment based on net loss, which is reported on the statement of operations and comprehensive loss. The measure of segment assets is reported on the balance sheet as total assets. All of the Company’s assets are located in the United States.

To date, the Company has not generated any product revenue. The Company expects to continue to incur significant expenses and operating losses for the foreseeable future as it advances product candidates through all stages of development and clinical trials and, ultimately, seek regulatory approval.

As such, the CODM uses cash forecast models in deciding how to invest into the life science segment. Such cash forecast models are reviewed to assess the entity-wide operating results and performance. Net loss is used to monitor budget versus actual results. Monitoring budgeted versus actual results is used in assessing performance of the segment, establishing cash forecast models and to optimize the distribution of resources across functions, therapeutic areas and research and development programs.

The table below summarizes the significant expense categories regularly reviewed by the CODM for the years ended December 31, 2024 and 2023:

	Year Ended December 31,
(in thousands)	2024	2023
Operating expenses:
Research and development: Firmonertinib (excluding personnel-related and other internal costs):
FURTHER	$12,272	$18,886
FURVENT	34,135	25,898
FAVOUR	272	1,394
Other Firmonertinib costs	4,187	4,299
Total Firmonertinib	50,865	50,477
Research and development: Discovery-stage programs	10,940	1,702
Research and development: Personnel-related and other internal costs	17,199	12,705
General and administrative: Personnel-related costs	8,153	5,151
General and administrative: Other costs	7,151	4,554
Other segment items (a)	(13,820)	(5,257)
Net loss	$(80,488)	$(69,333)

(a)	Other segment items is comprised of interest and investment income.

ARRIVENT BIOPHARMA, INC.

NOTES TO THE FINANCIAL STATEMENTS

(13) Subsequent Event

On January 21, 2025, the Company entered into an Exclusive License Agreement (the “Lepu Biopharma Agreement”) with Lepu Biopharma (“Lepu”), pursuant to which Lepu granted the Company a right to develop and commercialize ARR-217, an antibody drug conjugate for gastrointestinal cancers outside greater China, which is mainland China, Hong Kong, Macau and Taiwan (“Greater China”).

Under the Lepu Biopharma Agreement, Lepu granted to the Company: (i) an exclusive, royalty-bearing, sublicensable license under certain intellectual property owned or controlled by Lepu, to develop, manufacture and commercialize any product containing ARR-217 for all uses in all countries and territories other than Greater China (the “ArriVent Territory”); and (ii) a non-exclusive license under certain intellectual property controlled by Lepu to develop, manufacture and commercialize any product containing ARR-217 for use in oncology in the ArriVent Territory. Under the Lepu Agreement, the Company paid Lepu a one-time upfront payment of $40 million, and Lepu is eligible to receive near-term milestone payments totaling another $7.0 million in cash. Finally, Lepu is eligible to receive up to $1.16 billion in development, regulatory and commercial milestones and tiered royalties in high single-digit to low-teen percentages on net sales in the ArriVent Territory.

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

As of December 31, 2024, we conducted an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Exchange Act. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of the end of the period covered by this Annual Report on Form 10-K.

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

Remediation of Previously Reported Material Weakness in Internal Control over Financial Reporting

During the year ended December 31, 2024, we completed the control enhancements and testing necessary to conclude that the previously noted material weaknesses were remediated.

Remediation of Material Weakness in Internal Control over Financial Reporting – Manual Journal Entries

We have remediated the material weakness identified in our Annual Report on Form 10-K for the year ended December 31, 2023 concerning the review and approval of manual journal entries. In addressing this material weakness, we have undertaken actions in each of the steps identified below:

●	Hiring, developing, and retaining additional personnel with appropriate accounting and internal controls expertise;
●	Reviewing and updating (as appropriate) our methodologies, policies, and procedures designed to ensure adequate internal control over financial reporting, including underlying information technology and business process controls; and

●	Implementing systems-level controls requiring the automated routing of manual journal entries for review by someone independent of the preparer before they are finalized in the Company’s books and records.

Remediation of Material Weakness in Internal Control over Financial Reporting – Nonroutine Transactions

We have remediated the material weakness identified in our Annual Report on Form 10-K for the year ended December 31, 2023 concerning the accounting for certain nonroutine transactions.

To remediate the material weakness described above, we:

●	Engaged temporary third-party resources with the appropriate level of technical knowledge and experience in accounting related to complex non-routine transactions and the related internal control activities to complement the existing corporate accounting resources;
●	Continued to hire, develop and retain incremental full-time personnel with appropriate accounting and internal controls expertise; and,
●	Reviewed and updated (as appropriate) our methodologies, policies and procedures designed to ensure we are able to more timely address our evaluation of complex non-routine transactions, including the related evidence of management’s review of the significant assumptions used in those evaluations

Internal controls are a high priority for us. These remediation activities have strengthened our internal control over financial reporting and remediated these two material weaknesses.

We believe the consolidated financial statements included in the periods covered by this Annual Report on Form 10-K fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented in conformity with U.S. GAAP.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States.

Our management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2024, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework (2013). We have evaluated the effectiveness of our internal control over financial reporting as of the end of the period covered by this Annual Report on Form 10-K, with the participation of our Chief Executive Officer and Chief Financial Officer, as well as other key members of our management. Based on this assessment, management concluded that, as of December 31, 2024, the Company's internal control over financial reporting was effective.

Attestation Report of the Registered Public Accounting Firm

This Annual Report does not include, and is not required to include, an attestation report of our registered public accounting firm. Additionally, our independent registered public accounting firm will not be required to opine on our internal control over financial reporting until we are no longer an emerging growth company.

Changes in Internal Control Over Financial Reporting

An evaluation was also performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of any changes in our internal control over financial reporting that occurred during our last fiscal quarter and that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Other than the items discussed above, there were no changes in our internal control over financial reporting during the fourth quarter of the year ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

Rule 10b5-1 Trading Plans

During the fiscal quarter ended December 31, 2024, none of our directors or executive officers adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement” as defined in Item 408(c) of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

The response to this item is incorporated by reference from the discussion responsive thereto under the captions “Management and Corporate Governance,” “Corporate Code of Conduct” and “Insider Trading Policies” in our Proxy Statement for the 2025 Annual Meeting of Stockholders expected to be held on June 18, 2025.

Item 11.    Executive Compensation

The response to this item is incorporated by reference from the discussion responsive thereto under the captions “Management and Corporate Governance” in our Proxy Statement for the 2025 Annual Meeting of Stockholders expected to be held on June 18, 2025.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The response to this item is incorporated by reference from the discussion responsive thereto under the caption “Security Ownership of Certain Beneficial Owners and Management” in our Proxy Statement for the 2025 Annual Meeting of Stockholders expected to be held on June 18, 2025.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

The response to this item is incorporated by reference from the discussion responsive thereto under the caption “Certain Relationships and Related Person Transactions” and “Management and Corporate Governance – Director Independence” in our Proxy Statement for the 2025 Annual Meeting of Stockholders expected to be held on June 18, 2025.

Item 14.    Principal Accountant Fees and Services

The response to this item is incorporated by reference from the discussion responsive thereto in the proposal entitled “Selection of Independent Registered Public Accounting Firm” in our Proxy Statement for the 2025 Annual Meeting of the Stockholders expected to be held on June18, 2025.

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

4.3	Description of Securities (incorporated by reference to Exhibit 4.3 of the Registrant’s Annual Report on Form 10-K (File No. 001-41929) filed on March 28, 2024).
10.1	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.1 of the Registrant’s Registration Statement on Form S-1 (File No. 333-276397) filed on January 5, 2024).
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

10.13#

Amended and Restated Research Collaboration Agreement, by and between the Registrant and Aarvik Therapeutics, Inc., dated August 9, 2024 (incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q (File No. 001-41929) filed on November 14, 2024).

10.14#

Clinical Collaboration Agreement, by and between the Registrant and Beijing InnoCare Pharma Tech Co., Ltd., dated June 23, 2023 (incorporated by reference to Exhibit 10.15 of the Registrant’s Registration Statement on Form S-1 (File No. 333-276397) filed on January 5, 2024).

10.15#

Research and Collaboration Agreement, by and between the Registrant and Jiangsu Alphamab Biopharmaceuticals Co., Ltd, dated June 2, 2024 (incorporated by reference to Exhibit 10.1 of the Registrant's Quarterly Report on Form 10-Q (File No. 001-41929) filed on August 14, 2024).

19*	Insider Trading Policy.
21.1	Subsidiaries of the Registrant (incorporated by reference to Exhibit 21.1 of the Registrant’s Registration Statement on Form S-1 (File No. 333-276397) filed on January 5, 2024).
23.1*	Consent of KPMG LLP.
24.1*	Power of Attorney (included on signature page).
31.1*	Certification of Chief Executive Officer Pursuant to Rule 13a-15(e) or Rule 15d-15(e) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-15(e) or Rule 15d-15(e) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32**	Certification of Chief Executive Officer and Chief Financial Officer of Periodic Report Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1+	ArriVent BioPharma, Inc. Clawback Policy (incorporated by reference to Exhibit 10.6 of the Registrant’s Registration Statement on Form S-1 (File No. 333-276397) filed on January 5, 2024).
101.INS	Inline XBRL Instance Document-the Instance Document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document

Exhibit Number	Description of Exhibit
104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101)
*	Filed with this Annual Report on Form 10-K.
**

The Certifications attached as Exhibit 32 that accompany this Annual Report on Form 10-K are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of ArriVent BioPharma, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Form 10-K, irrespective of any general incorporation language contained in such filing.

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

ARRIVENT BIOPHARMA, INC.

Date: March 3, 2025	By:	/s/ Zhengbin (Bing) Yao, Ph.D.
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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated:

Signature	Title	Date

/s/ Zhengbin (Bing) Yao, Ph.D.	Chairman, Chief Executive Officer and	March 3, 2025
Zhengbin (Bing) Yao, Ph.D.	Director
(Principal Executive Officer)

/s/ Winston Kung, MBA	Chief Financial Officer and Treasurer	March 3, 2025
Winston Kung, MBA	(Principal Accounting Officer and
Principal Financial Officer)

/s/ Carl L. Gordon, Ph.D., CFA	Director	March 3, 2025
Carl L. Gordon, Ph.D., CFA

/s/ James Healy, M.D., Ph.D.	Director	March 3, 2025
James Healy, M.D., Ph.D.

/s/ John Hohneker, M.D.	Director	March 3, 2025
John Hohneker, M.D.

/s/ Stuart Lutzker, M.D., Ph.D.	President of Research and Development	March 3, 2025
Stuart Lutzker, M.D., Ph.D.	and Director

/s/ Chris W. Nolet	Director	March 3, 2025
Chris W. Nolet

/s/ Kristine Peterson	Director	March 3, 2025
Kristine Peterson