Form 10-Q
period 2025-03-31
ArriVent BioPharma, Inc.
filed 2025-05-12
CIK 1868279

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

The number of outstanding shares of the registrant’s common stock as of May 9, 2025 was 34,212,561.

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

In some cases, you can identify forward-looking statements by words such as “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “seek,” “should,” “target,” “will,” “would,” or the negative of these words or other comparable terminology. These forward-looking statements include, but are not limited to, statements about:

●	the timing, progress and results of preclinical studies and clinical trials for our product candidates, including our product development plans and strategies;

●	estimates of our addressable market, market growth, future revenue, key performance indicators, expenses, capital requirements and our needs for additional financing;

●	our ability to obtain funding for our operations;

●	our ability to retain the continued service of our key professionals and to identify, hire and retain additional qualified professionals;

●	our ability to advance product candidates into, and successfully complete, clinical trials;

●	the timing or likelihood of regulatory filing and approvals;

●	the commercialization of our product candidates, if approved;

●	the pricing and reimbursement of our product candidates, if approved;

●	the implementation of our business model, strategic plans for our business, product candidates and technology;

●	the scope of protection we are able to establish and maintain for intellectual property rights covering our product candidates and technology;

●	developments relating to our competitors and our industry;

●	the accuracy of our estimates regarding expenses, capital requirements and needs for additional financing;

●	our ability to source sufficient clinical product for our clinical trials and, if our product candidates are approved and commercialized, commercial product;

●	the impact of tariffs and changes in economic policies, volatility in inflation, volatility in interest rates, or market disruptions on our business; and

●	our financial performance.

These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those described in the “Risk Factors” section contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, filed with the Securities and Exchange Commission (the “SEC”) on March 3, 2025 and elsewhere in this Quarterly Report. Moreover, we operate in a very competitive and rapidly changing environment, and new risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this Quarterly Report may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.

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

You should read this Quarterly Report and the documents that we reference in this Quarterly Report and have filed with the SEC as exhibits to this Quarterly Report with the understanding that our actual future results, levels of activity, performance, and events and circumstances may be materially different from what we expect.

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

ARRIVENT BIOPHARMA, INC.

CONDENSED BALANCE SHEETS

(in thousands, except share and per share data)

(Unaudited)

	March 31,	December 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$49,865	$74,293
Short-term investments	126,212	144,570
Prepaid expenses and other current assets	9,708	8,116
Total current assets	185,785	226,979
Long-term investments	29,414	47,683
Right of use assets – operating leases	120	154
Other assets	176	126
Total assets	$215,495	$274,942

Commitments and contingencies (Note 7)

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$4,364	$3,782
Accrued expenses	8,451	13,330
Operating lease liabilities	138	162
Total current liabilities	12,953	17,274
Operating lease liabilities, net of current amount	—	14
Total liabilities	12,953	17,288

Stockholders’ equity:
Preferred stock $0.0001 par value, 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock $0.0001 par value, 200,000,000 shares authorized; 34,040,996 and 33,706,765 shares issued and outstanding at March 31, 2025 and December 31, 2024, respectively	4	3
Additional paid-in capital	505,275	496,195
Accumulated deficit	(302,720)	(238,333)
Accumulated other comprehensive loss	(17)	(211)
Total stockholders’ equity	202,542	257,654
Total liabilities and stockholders’ equity	$215,495	$274,942

The accompanying notes are an integral part of the unaudited interim financial statements.

ARRIVENT BIOPHARMA, INC.

CONDENSED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE LOSS

(in thousands, except share and per share data)

(Unaudited)

	Three Months Ended
	March 31,
	2025	2024
Operating expenses:
Research and development	$61,289	$16,975
General and administrative	5,483	3,699
Total operating expenses	66,772	20,674
Operating loss	(66,772)	(20,674)
Interest and investment income	2,385	3,257
Net loss	(64,387)	(17,417)
Unrealized gain on marketable securities	194	—
Total other comprehensive gain	194	—
Total comprehensive loss	$(64,193)	$(17,417)

Share information:
Net loss per share attributable to common stockholders, basic and diluted	$(1.90)	$(0.70)
Weighted-average shares of common stock outstanding, basic and diluted	33,898,870	25,046,531

The accompanying notes are an integral part of the unaudited interim financial statements.

ARRIVENT BIOPHARMA, INC.

CONDENSED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

(in thousands, except share and per share data)

(Unaudited)

	Series A		Series B				Additional	Accumulated
	convertible preferred stock		convertible preferred stock		Common stock		paid-in	Other Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	capital	(Loss)	deficit	Total
Balance January 1, 2025	—	$—	—	$—	33,706,765	$3	$496,195	$(211)	$(238,333)	$257,654
Issuance of common stock, net of issuance costs of $858	—	—	—	—	264,458	1	6,516	—	—	6,517
Exercise of stock options	—	—	—	—	69,773	—	293	—	—	293
Stock-based compensation expense	—	—	—	—	—	—	2,271	—	—	2,271
Unrealized gain on marketable securities	—	—	—	—	—	—	—	194	—	194
Net loss	—	—	—	—	—	—	—	—	(64,387)	(64,387)
Balance March 31, 2025	—	$—	—	$—	34,040,996	$4	$505,275	$(17)	$(302,720)	$202,542

The accompanying notes are an integral part of the unaudited interim financial statements.

ARRIVENT BIOPHARMA, INC.

CONDENSED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

(in thousands, except share and per share data)

(Unaudited)

	Series A		Series B				Additional	Accumulated
	convertible preferred stock		convertible preferred stock		Common stock		paid-in	Other Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	capital	(Loss)	deficit	Total
Balance January 1, 2024	150,000,000	$149,865	147,619,034	$154,625	2,745,480	$—	$4,652	$—	$(157,845)	$(153,193)
Issuance of common stock in initial public offering, net of issuance costs of $18,032	—	—	—	—	11,180,555	1	183,216	—	—	183,217
Conversion of convertible preferred stock into common stock	(150,000,000)	(149,865)	(147,619,034)	(154,625)	19,567,306	2	304,488	—	—	304,490
Exercise of stock options	—	—	—	—	409	—	1	—	—	1
Stock-based compensation expense	—	—	—	—	—	—	625	—	—	625
Net loss	—	—	—	—	—	—	—	—	(17,417)	(17,417)
Balance March 31, 2024	—	$—	—	$—	33,493,750	$3	$492,982	$—	$(175,262)	$317,723

The accompanying notes are an integral part of the unaudited interim financial statements.

ARRIVENT BIOPHARMA, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2025	2024
Cash flows from operating activities:
Net loss	$(64,387)	$(17,417)
Adjustment to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	2,271	625
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(1,591)	(508)
Other assets	—	(1)
Accounts payable	582	(374)
Accrued expenses	(4,879)	(963)
Operating lease liabilities	(4)	10
Net cash used in operating activities	(68,008)	(18,628)
Cash flows from investing activities:
Purchase of short-term and long-term investments	(9,817)	—
Maturity of short-term and long-term investments	46,638	—
Net cash provided by investing activities	36,821	—
Cash flows from financing activities:
Proceeds from issuance of common stock in an initial public offering and ATM facility, net of issuance costs	6,516	185,631
Proceeds from the exercise of stock options	293	1
Payment of deferred financing costs	(50)	—
Net cash provided by financing activities	6,759	185,632

Net (decrease) increase in cash and cash equivalents	(24,428)	167,004
Cash and cash equivalents at beginning of the year	74,293	150,389
Cash and cash equivalents at end of the year	$49,865	$317,393

Supplemental disclosures of non-cash financing and investing activities
Deferred offering costs transferred to additional paid-in-capital	$—	$2,414

The accompanying notes are an integral part of the unaudited interim financial statements.

ARRIVENT BIOPHARMA, INC.

NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS

(1)	Background

ArriVent BioPharma, Inc., a Delaware Corporation (the “Company”), founded on April 14, 2021, is a clinical-stage biopharmaceutical company focused on identifying, licensing and globalizing top biopharma innovations from around the world to deliver important medicines to patients. In June 2021, the Company entered into a license agreement with Shanghai Allist Pharmaceuticals Co. Ltd. (“Allist”) which granted the Company an exclusive license under certain intellectual property owned or controlled by Allist to develop, manufacture and commercialize any product containing firmonertinib or any of its derivatives as an active ingredient, for all uses, in all countries and territories other than greater China, which includes mainland China, Hong Kong, Macau and Taiwan (See Note 9). The Company’s lead development candidate, firmonertinib, is a third-generation tyrosine kinase inhibitor currently being evaluated in multiple clinical trials across a range of epidermal growth factor receptor mutations in non-small cell lung cancer, many for which there are limited treatment options.

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

(2)	Development Stage Risks and Liquidity

The Company has incurred losses since inception and has an accumulated deficit of $302.7 million as of March 31, 2025. The Company anticipates incurring additional losses until such time, if ever, that it can generate significant sales from its product candidates currently in development.

The Company expects that its research and development and general and administrative expenses will continue to increase and, as a result, that it will need additional capital to fund its future operating and capital requirements. There can be no assurance that the Company will be able to raise sufficient additional capital on acceptable terms, if at all. If such additional financing is not available on satisfactory terms, or is not available in sufficient amounts, or if the Company does not have sufficient authorized shares, the Company may be required to delay, limit, or eliminate the development of business opportunities and its ability to achieve its business objectives, its competitiveness, and its business, financial condition, and results of operations will be materially adversely affected. The Company could also be required to seek funds through arrangements with collaborative partners or otherwise at an earlier stage than otherwise would be desirable and it may be required to relinquish rights to some of its technologies or product candidates or otherwise agree to terms unfavorable to it, any of which may have a material adverse effect on the Company's business, operating results and prospects.

The Company believes that the aggregate balance of cash and cash equivalents and marketable securities of $205.5 million as of March 31, 2025 are sufficient to sustain planned operations through at least twelve months from the issuance date of these financial statements.

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

ARRIVENT BIOPHARMA, INC.

NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS

In addition, geopolitical tensions, volatility of capital markets, and other adverse macroeconomic events, including those due to inflationary pressures, rising interest rates, bank instability and the ability of the U.S. government to manage federal debt limits, as well as the potential impact of other health crises on the global financial markets may reduce the Company's ability to access capital, which could negatively affect its liquidity and ability to continue as a going concern.

(3)	Summary of Significant Accounting Policies

The summary of significant accounting policies included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, filed with the Securities and Exchange Commission on March 3, 2025 (the “Annual Report”) has not materially changed.

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

In the opinion of the Company, the accompanying unaudited condensed financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement of its financial position as of March 31, 2025, and its results of operations for the three months ended March 31, 2025 and 2024, and cash flows for the three months ended March 31, 2025 and 2024. The condensed balance sheet at December 31, 2024, was derived from audited annual financial statements but does not contain all of the footnote disclosures from the annual financial statements.

(b)	Use of Estimates

The preparation of financial statements in conformity with GAAP requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from such estimates. Estimates and assumptions are periodically reviewed, and the effects of revisions are reflected in the financial statements in the period they are determined to be necessary.

Significant areas that require the Company’s estimates include the fair value of the Company’s common stock prior to the completion of the Company’s initial public offering, and accrued research and development expenses.

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

ARRIVENT BIOPHARMA, INC.

NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS

•	Level 3 Inputs: Unobservable inputs for the asset or liability used to measure fair value to the extent that observable inputs are not available, thereby allowing for situations in which there is little, if any, market activity for the asset or liability at the measurement date.

The Company believes that the carrying amounts of the Company’s financial instruments, principally cash equivalents and accounts payable, approximate fair value due to the short-term nature of those instruments.

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

The following table sets forth the computation of net loss per share, basic and diluted (in thousands, except share and per share data):

	Three Months Ended
	March 31,
	2025	2024
Numerator:
Net loss	$(64,387)	$(17,417)
Denominator:
Weighted-average shares of common stock outstanding, basic and diluted	33,898,870	25,046,531

Net loss per share attributable to common stockholders, basic and diluted	$(1.90)	$(0.70)

Stock options outstanding have been excluded from the computation of diluted weighted-average shares of common stock outstanding, as they would be anti-dilutive. Stock options outstanding at March 31, 2025 and 2024 were 4,059,300 and 2,547,253, respectively.

(e)	Accounting Pronouncements Not Yet Adopted

In November 2024, the FASB issued ASU 2024-03 Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures: Disaggregation of Income Statement Expenses.  This standard requires the disclosure of more detailed information about the types of expenses in commonly presented expense captions, such as research and development, and general and administrative expenses. This standard will be effective for annual periods beginning after December 15, 2026 and interim periods beginning after December 15, 2027 and may be applied either prospectively or retrospectively. The Company is currently evaluating the impact that this standard may have on its year-end financial statements.

(f)	Accounting Pronouncements Becoming Effective in 2025

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”), which requires enhanced income tax disclosures, including specific categories and

ARRIVENT BIOPHARMA, INC.

NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS

disaggregation of information in the effective tax rate reconciliation, disaggregated information related to income taxes paid, income or loss from continuing operations before income tax expense or benefit, and income tax expense or benefit from continuing operations. The requirements of ASU 2023-09 are effective for annual periods beginning after December 15, 2024, with early adoption permitted. The Company is currently in the process of evaluating the impact of this pronouncement on its related disclosures.

(g)	Reverse Stock Split

On January 23, 2024, the Company filed an amendment to its Articles of Incorporation and effected a 15.21-for-1 reverse stock split of its issued and outstanding shares of common stock. All common stock share and per-share amounts presented in the financial statements and related notes have been retroactively adjusted to reflect the reverse stock split.

(h) License and Collaboration Agreements

The Company analyzes its license and collaborative agreements to assess whether they are within the scope of ASC 808, Collaborative Arrangements (“ASC 808”) to determine whether such arrangements involve joint operating activities performed by parties that are both active participants in the activities and exposed to significant risks and rewards that are dependent on the commercial success of such activities. To the extent the arrangement is within the scope of ASC 808, the Company assesses whether aspects of the arrangement are within the scope of other accounting literature. If the Company concludes that some or all aspects of the arrangement represent a transaction with a customer, it accounts for those aspects of the arrangement within the scope of ASC 606, Revenue from Contracts with Customers. None of the license and collaboration agreements discussed in Note 9 represent transactions with customers.

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

The following table presents information about the Company’s financial assets measured at fair value on a recurring basis and indicates the level of the fair value hierarchy utilized to determine such fair values (in thousands):

	March 31, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Level 1	Level 2	Level 3

Money market funds	$16,016	$—	$—	$16,016	$16,016	$—	$—
Corporate securities	93,181	23	(42)	93,162	16,944	76,218	—
Government securities	75,448	20	(19)	75,449	—	75,449	—
Total assets measured at fair value	$184,645	$43	$(61)	$184,627	$32,960	$151,667	$—

ARRIVENT BIOPHARMA, INC.

NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS

	December 31, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Level 1	Level 2	Level 3

Money market funds	$49,031	$—	$—	$49,031	$49,031	$—	$—
Corporate securities	114,577	10	(148)	114,439	—	114,439	—
Government securities	98,150	18	(91)	98,077	—	98,077	—
Total assets measured at fair value	$261,758	$28	$(239)	$261,547	$49,031	$212,516	$—

Cash balances were $5.0 million at March 31, 2025 and December 31, 2024, respectively. Money market funds are highly liquid investments. The pricing information on the Company’s money market fund is based on quoted prices in active markets. This approach results in a classification of these securities as Level 1 of the fair value hierarchy.

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

As of March 31, 2025, $165.7 million of our fixed income securities have maturity dates within the next twelve months, and $18.9 million have maturities within the next 12 to 24 months. All securities are considered available for sale.

(5)	Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	March 31,	December 31,
	2025	2024
Research and development	$7,978	$7,209
Professional fees	303	233
Insurance	922	174
Tax credit receivable	505	500
	$9,708	$8,116

(6)	Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	March 31,	December 31,
	2025	2024
Research and development	$6,333	$8,626
Professional fees	408	474
Compensation and related expenses	1,549	4,163
Other accrued expenses	161	67
	$8,451	$13,330

ARRIVENT BIOPHARMA, INC.

NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS

(7) Commitments and Contingencies

The Company entered into various license and collaboration agreements under which it is obligated to make contingent payments as described in Note 9, License and Collaboration Agreements.

(8)	Stock-based Compensation

In June 2021, the Company adopted the 2021 Employee, Director and Consultant Equity Incentive Plan, as amended (the “2021 Plan”), that authorized the Company to grant up to 803,564 shares of common stock via stock-based compensation awards. In 2022, the Company amended the 2021 Plan and increased the total number of shares authorized under the 2021 Plan to 2,748,818. In January 2024, the Company adopted the 2024 Employee, Director and Consultant Equity Incentive Plan (the “2024 Plan”) that authorized the Company to grant up to 3,900,000 shares of common stock plus any remaining ungranted or forfeited shares from the 2021 Plan. As of March 31, 2025, there were 3,829,956 shares available to be granted. The Company’s stock options vest based on the terms in the awards agreements and generally vest over four years. The Company recorded stock-based compensation expense in the following expense categories in its accompanying statements of operations and comprehensive loss (in thousands):

	Three Months Ended
	March 31,
	2025	2024
Research and development	$985	$235
General and administrative	1,286	390
	$2,271	$625

The following is a summary of stock options activity:

			Weighted
		Weighted	average
		average	remaining	Aggregate
		exercise	contractual	Intrinsic Value
	Options	price	term (years)	(in thousands)
Outstanding as of December 31, 2024	2,531,144	$6.77
Granted	1,597,929	27.46
Exercised	(69,773)	4.20
Forfeited/Expired	—	—
Outstanding as of March 31, 2025	4,059,300	14.96	$8.76	$29,525
Exercisable as of March 31, 2025	1,024,577	4.42	7.56	14,447
Vested and expected to vest at March 31, 2025	4,059,300	$14.96	$8.76	$29,525

ARRIVENT BIOPHARMA, INC.

NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS

The weighted-average grant-date fair value of options granted in the first three months of 2025 and 2024 were $22.04 and $6.03 per share, respectively. The fair value was estimated using the Black-Scholes option-pricing model based on the following assumptions:

	Three Months Ended
	March 31,
	2025	2024
Risk-free interest rate	4.02% - 4.37%	3.85% - 3.98%
Expected term	6.1 years	5.5 - 6.1 years
Expected volatility	98.3%	93.1% - 93.2%
Expected dividend yield	—	—
Estimated fair value of the Company's common stock per share (a)	$22.03 - 27.56	$5.85 - 6.04

(a) Subsequent to the Company’s initial public offering on January 24, 2024, the fair value of common stock is based on the closing market price of common stock at the date of grant.

Unrecognized compensation cost for awards not vested as of March 31, 2025 was $42.4 million and will be expensed over a weighted-average period of 3.08 years.

(9)	License and Collaboration Agreements

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

In connection with the Allist Agreement, in December 2021, the parties also entered into a Joint Clinical Collaboration Agreement (“Clinical Collaboration”) to define the framework under which the parties will cooperate and share costs related to global clinical studies to be conducted jointly by the Company and Allist. During the three months ended March 31, 2025 and 2024, the Company incurred $0.5 million and $0.2 million, respectively, in cost reimbursements to Allist under the Clinical Collaboration which have been recorded as research and development expense. The Company also received cost reimbursements from Allist of $0.4 and $0.1 million for the three months ended March 31, 2025 and 2024, respectively, which have been recorded as a reduction of research and development expenses. During the year ended December 31, 2024, no additional milestones were met or achieved or were probable of achievement.

ARRIVENT BIOPHARMA, INC.

NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

The terms of the Alphamab Agreement include combined upfront and potential milestone payments to Alphamab of up to $201.5 million based on the achievement of certain regulatory and development milestones, and up to $414.0 million based on the achievement of certain commercial milestones. In addition, Alphamab is entitled to receive tiered sales royalties, ranging from low single digit to mid-single digit percentages, from the Company for net sales of each ADC product.

The upfront payment was recorded to research and development expense during the three-month period ended June 30, 2024. During the three months ended March 31, 2025, the Company paid $0.1 million in cost reimbursements to Alphamab under the Alphamab Agreement which have also been recorded as research and development expense. Also during the three months ended March 31, 2025, the Company paid $1.2 million upon the approval of a target pair selection, which was likewise included in research and development expense. No milestones have been met or achieved, or are probable of achievement, since the inception of the agreement.

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

On August 9, 2024, the Company entered into an amendment and restatement of the Aarvik Collaboration Agreement (the “Amended and Restated Aarvik Collaboration Agreement”). Under the Amended and Restated Aarvik Collaboration Agreement, Aarvik granted the Company an exclusive option to obtain exclusive rights to certain of Aarvik’s intellectual property for the research, development, manufacture, use, commercialization, or other exploitation of the ADCs related to (i) the two agreed targets to which the compounds being developed under the collaboration bind, which is referred to as the Target Pair, and (ii) the acquisition of exclusive rights to certain intellectual property generated during the collaboration. The Company has not yet selected the indication or indications that it would pursue in the collaboration and anticipates doing so in connection with the identification of a lead candidate for IND-enabling activities. From inception to date, under the Amended and Restated Aarvik

ARRIVENT BIOPHARMA, INC.

NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS

Collaboration Agreement, the Company has paid Aarvik a collaboration initiation fee and research fees as provided in the SOWs in an aggregate amount of $5.0 million.

The Company incurred $0.1 million and $0.1 million in research and development expenses related to the Aarvik SOWs during the three months ended March 31, 2025 and 2024, respectively. With the exception of the option described above, no milestones have been met or achieved, or are probable of achievement, since the inception of the Aarvik Collaboration Agreement.

Lepu

On January 21, 2025, the Company entered into an Exclusive License Agreement (the “Lepu Biopharma Agreement”) with Lepu Biopharma Co., Ltd. (“Lepu”), pursuant to which Lepu granted the Company a right to develop and commercialize ARR-217, an antibody drug conjugate for gastrointestinal cancers outside greater China, which is mainland China, Hong Kong, Macau and Taiwan (“Greater China”).

Under the Lepu Biopharma Agreement, Lepu granted to the Company: (i) an exclusive, royalty-bearing, sublicensable license under certain intellectual property owned or controlled by Lepu, to develop, manufacture and commercialize any product containing ARR-217 for all uses in all countries and territories other than Greater China (the “ArriVent Territory”); and (ii) a non-exclusive license under certain intellectual property controlled by Lepu to develop, manufacture and commercialize any product containing ARR-217 for use in oncology in the ArriVent Territory. Under the Lepu Biopharma Agreement, the Company paid Lepu a one-time upfront payment of $40 million, and Lepu is eligible to receive near-term milestone payments totaling another $7.0 million in cash. The upfront payment was included in research and development expenses. Finally, Lepu is eligible to receive payments of up to $0.3 billion in development and regulatory milestones, and up to $0.89 billion in commercial milestones, and tiered royalties in high single-digit to low-teen percentages on net sales in the ArriVent Territory.

Other than the one-time upfront payment noted above, no milestones have been met or achieved, or are probable of achievement, since the inception of the Lepu Biopharma Agreement.

(10)	Segment Information

Operating segments are defined as components of an enterprise about which separate discrete information is available for evaluation by the chief operating decision maker, or decision-making group, in deciding how to allocate resources in assessing performance. The Company has one reportable and operating segment: life science. The life science segment is engaged in identifying, licensing and globalizing top biopharma innovations from around the world to deliver important medicines to patients. The Company’s chief operating decision maker (“CODM”) is the chief executive officer.

The accounting policies of the life science segment are the same as those described in the summary of significant accounting policies. The CODM assesses performance for the life science segment based on net loss, which is reported on the condensed statement of operations and comprehensive loss. The measure of segment assets is reported on the balance sheet as total assets. All of the Company’s assets are located in the United States.

To date, the Company has not generated any product revenue. The Company expects to continue to incur significant expenses and operating losses for the foreseeable future as it advances product candidates through all stages of development and clinical trials and, ultimately, seek regulatory approval.

ARRIVENT BIOPHARMA, INC.

NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

The table below summarizes the significant expense categories regularly provided to the CODM for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
(in thousands)	2025	2024
Operating expenses:
Research and development: Firmonertinib (excluding personnel-related and other internal costs):
FURTHER	$2,595	$3,425
FURVENT	9,445	8,304
FAVOUR	2	12
Other Firmonertinib costs	2,262	1,049
Total Firmonertinib	14,304	12,790
Research and development: Discovery-stage programs	40,981	413
Research and development: Personnel-related and other internal costs	6,005	3,772
General and administrative: Personnel-related costs	3,331	2,024
General and administrative: Other costs	2,151	1,675
Other segment items (a)	(2,385)	(3,257)
Net loss	$(64,387)	$(17,417)

(a) Other segment items consists of interest and investment income.

(11)	Common Stock

“At-the-Market” Offering

On February 3, 2025, the Company filed an automatic shelf registration statement on Form S-3ASR with the SEC pursuant to which the Company registered for sale an indeterminate amount of any combination of its common stock, preferred stock, debt securities, warrants, rights and/or units from time to time and at prices and on terms that the Company may determine, which is referred to as the “2025 WKSI Shelf”. The 2025 WKSI Shelf includes a prospectus covering up to an aggregate of $250.0 million of shares of common stock that the Company is able to issue and sell from time to time, through Jefferies LLC (“Jefferies”), acting as its sales agent, pursuant to the Open Market Sale AgreementSM, dated February 3, 2025 (the “Sales Agreement”), for its “at-the-market” equity program.

ARRIVENT BIOPHARMA, INC.

NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS

Under the Sales Agreement, Jefferies may sell shares of the Company’s common stock by any method permitted by law deemed to be an “at-the-market” offering as defined in Rule 415 of the Securities Act of 1933, as amended, subject to the terms of the Sales Agreement.

During the three months ended March 31, 2025, the Company sold 264,458 shares of common stock pursuant to the Sales Agreement for total proceeds of $6.5 million, net of fees. As of March 31, 2025, the Company has approximately $242.8 million remaining for future issuances of common stock pursuant to the Sales Agreement.

(12)	Subsequent Event

On May 8, 2025, the Company entered into a Loan and Security Agreement with Silicon Valley Bank, a division of First-Citizens Bank & Trust Company (the Loan Agreement). Under the Loan Agreement, the Company has the right to draw down $35.0 million at its discretion, and up to an additional $40.0 million upon the satisfaction of certain milestones. No amounts have been drawn on this facility at the date of issuance of these financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations together with our interim financial statements and related notes appearing elsewhere in this Quarterly Report and the audited financial information and the notes thereto included in our Annual Report on Form 10-K for fiscal year ended December 31, 2024, which was filed with the SEC on March 3, 2025 (Annual Report). Some of the information contained in this discussion and analysis or set forth elsewhere, including information with respect to our plans and strategy for our business and related financing, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in the “Risk Factors” sections of this Quarterly Report as well as our Annual Report, our actual results could differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. You should carefully read the “Risk Factors” sections of this Quarterly Report and our Annual Report to gain an understanding of the important factors that could cause actual results to differ materially from our forward-looking statements. Please also see the section titled “Special Note Regarding Forward-Looking Statements” included elsewhere in this Quarterly Report. Investors and others should note that we routinely use the Investor Relations section of our website to announce material information to investors and the marketplace. While not all of the information that we post on the Investor Relations section of our website is of a material nature, some information could be deemed to be material. Accordingly, we encourage investors, the media, and others interested in us to review the information that we share on the Investors section of our website, https://ir.arrivent.com/.

Overview

We are a clinical-stage biopharmaceutical company dedicated to the identification, development and commercialization of differentiated medicines to address the unmet medical needs of patients with cancers. We seek to utilize our team’s deep drug development experience to maximize the potential of our lead development candidate, firmonertinib, and advance a pipeline of novel therapeutics, such as next-generation antibody drug conjugates, through approval and commercialization in patients suffering from cancer, with an initial focus on solid tumors. Firmonertinib is currently being evaluated in multiple clinical trials across a range of epidermal growth factor receptor mutant (EGFRm) in non-small cell lung cancer (NSCLC), including a pivotal Phase 3 clinical trial in treatment naïve, or first-line, patients with locally advanced or metastatic EGFRm NSCLC with exon 20 insertion mutations. We received Breakthrough Therapy Designation for firmonertinib for this disease from the United States Food and Drug Administration (FDA) in October 2023, and Orphan Drug Designation for treatment of NSCLC with EGFRm or human epidermal growth factor receptor 2 mutations or human epidermal growth factor receptor 4 mutations in February 2024. A product candidate can receive Breakthrough Therapy Designation if preliminary clinical evidence indicates that the product candidate, alone or in combination with one or more other drugs, may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. For drugs that have been designated as Breakthrough Therapies, interaction and communication between the FDA and the sponsor can help to identify the most efficient path for development. The receipt of a Breakthrough Therapy Designation for a product candidate may not result in a faster development process, review or approval compared to product candidates considered for approval under conventional FDA procedures and does not increase the likelihood that the product candidate will ultimately receive FDA approval for any indication.

In 2021, we licensed from Allist the right to develop and commercialize firmonertinib worldwide, with the exception of greater China, which includes mainland China, Hong Kong, Macau and Taiwan. Firmonertinib is an investigational, novel, epidermal growth factor receptor (EGFR) mutant-selective tyrosine kinase inhibitor (TKI) that we are developing for the treatment of NSCLC patients across a broader set of EGFRm than are currently served by approved EGFR TKIs. Firmonertinib is currently only approved and commercially distributed by Shanghai Allist Pharmaceuticals Co. Ltd. (Allist) in China as a first-line therapy to treat classical EGFRm NSCLC. The FDA has not approved firmonertinib for any use. We selected firmonertinib for global development against nonclassical, or uncommon, mutations based on preliminary reductions in tumor size observed in seven out of ten patients in first-line treatment with EGFR exon 20 insertion mutations in the ongoing Phase 1b clinical trial, the FAVOUR trial, conducted by Allist in China, and preclinical activity in EGFR P-loop and-alpha-c-helix compressing (PACC) mutations, each a subtype of uncommon mutation. In a subsequent interim data readout from the FAVOUR trial of firmonertinib in first-line patients with locally advanced or metastatic EGFRm NSCLC with exon 20 insertion mutations, 79% of patients

(n=22 out of 28 patients) who were administered a 240 mg once daily dose of firmonertinib were observed to experience a reduction in tumor size of at least 30%. If the future clinical trial results of the FAVOUR trial are unfavorable, our clinical development plans for firmonertinib, which include conducting our global, pivotal Phase 3 FURVENT clinical trial in first-line non-squamous locally advanced or metastatic EGFRm NSCLC patients with exon 20 insertion mutations, may be adversely affected.

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

We entered into the Global Technology Transfer and License Agreement (Allist License Agreement), pursuant to which, we have, among other things, secured an exclusive, royalty bearing and sublicensable license under certain intellectual property, including patents and know-how, owned or controlled by Allist to develop and commercialize any product containing firmonertinib or any of its salts or derivatives as an active ingredient of a product, which is led by a joint collaboration committee, comprising of representatives from both Allist and us. Under the Allist License Agreement, we are obligated to pay Allist milestone payments up to an aggregate of $765.0 million upon the achievement of certain development, regulatory and sales milestone events as set forth in the Allist License Agreement. During the three months ended March 31, 2025 and 2024, no milestones were met or achieved. We are also obligated under the Allist License Agreement to pay Allist tiered royalties based on net sales of Licensed Products (as defined in the Allist License Agreement). See “Business — Licenses, Partnerships and Collaborations — Allist Agreements” in our Annual Report.

In February 2025, we entered into the Exclusive License Agreement (Lepu Biopharma Agreement) with Lepu Biopharma Co., Ltd. (Lepu), pursuant to which, we have, among other things, secured an exclusive, royalty bearing and sublicensable license under certain intellectual property, including patents and know-how, owned or controlled by Lepu to develop and commercialize any product containing ARR-217 or the antibody component of ARR-217. Further, we are obligated to pay Lepu milestone payments up to an aggregate of approximately $1.17 billion upon the achievement of certain development, regulatory and sales milestone events as set forth in the Lepu Biopharma Agreement. We are also obligated under the Lepu Biopharma Agreement to pay Lepu tiered royalties based on net sales of Licensed Products, as defined herein. See “Business — Licenses, Partnerships and Collaborations — Lepu Biopharma Agreement” in our Annual Report.

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

We have incurred significant operating losses since our inception and have not yet generated any revenue. Our net losses were $64.4 million and $17.4 million for the three months ended March 31, 2025 and 2024, respectively. As of March 31, 2025, we had an accumulated deficit of $302.7 million. Our net losses may fluctuate significantly from quarter-to-quarter and year-to-year, depending on the timing of our preclinical studies, clinical trials and our expenditures on other research and development activities. We expect to continue to incur losses for the foreseeable future. We anticipate these losses will increase substantially as we:

●	advance our lead product candidate, firmonertinib, as well as ARR-217, through clinical trials;
●	acquire or in-license additional product candidates;
●	advance our preclinical programs to clinical trials;
●	further invest in our pipeline;
●	further support our external partners’ manufacturing capabilities;
●	seek regulatory approval for our product candidates;
●	pursue commercialization of our product candidates;
●	maintain, expand, protect and defend our intellectual property portfolio;
●	secure facilities to support continued growth in our research, development and commercialization efforts;
●	increase our headcount to support our development efforts and to expand our clinical development team; and
●	incur additional costs and headcount associated with operating as a public company.

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

Interest and Investment Income

Interest and investment income consists of interest earned on our cash, cash equivalents and marketable securities and the accretion of premiums and amortization of discounts on marketable securities.

Results of Operations

Comparison of the Three Months Ended March 31, 2025 and 2024

The following table summarizes our results of operations for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
(in thousands)	2025	2024	Change
Operating expenses:
Research and development	$61,289	$16,975	$44,314
General and administrative	5,483	3,699	1,784
Total operating expenses	66,772	20,674	46,098
Operating loss	(66,772)	(20,674)	(46,098)
Interest and investment income	2,385	3,257	(872)
Net loss	$(64,387)	$(17,417)	$(46,970)

Research and Development

We track outsourced clinical and preclinical costs and other external research and development costs associated with our lead product candidate, firmonertinib, and other discovery-stage programs. We do not track internal research and development costs by product candidate. The following table summarizes our research and development expenses for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
(in thousands)	2025	2024	Change
Firmonertinib:
FURTHER	$2,595	$3,425	$(830)
FURVENT	9,445	8,304	1,141
FAVOUR	2	12	(10)
Other Firmonertinib costs	2,262	1,049	1,213
Total Firmonertinib	14,304	12,790	1,514
Discovery-stage programs	40,981	413	40,568
Personnel-related and other internal costs	6,004	3,772	2,232
Total research and development expenses	$61,289	$16,975	$44,314

Research and development expenses were $61.3 million and $17.0 million for the three months ended March 31, 2025 and 2024, respectively. The increase of $44.3 million was primarily due to an increase of $41.0 million related to discovery-stage programs, specifically, a $40.0 million one-time up-front payment to initiate our collaboration with

Lepu. Increases in total research and development expense were also due to a $1.5 million increase in expenditure on our lead product candidate, firmonertinib, as well as increases of $2.2 million in personnel-related costs due to increased headcount. Costs related to firmonertinib increased as a result of increased costs related to our FURVENT Phase 3 clinical trial of $1.1 million and increases in general firmonertinib costs of $1.2 million, offset by a decrease of $0.8 million in our FURTHER Phase 1 clinical trial and a decrease in costs related to our FAVOUR trial.

General and Administrative

General and administrative expenses were $5.5 million and $3.7 million for the three months ended March 31, 2025 and 2024, respectively. The increase of $1.8 million was due primarily to increases of $1.3 million in personnel-related costs and $0.5 million in insurance, taxes, and outside services.

Interest and Investment Income

Interest income was $2.4 million and $3.3 million for the three months ended March 31, 2025 and 2024, respectively. The decrease in interest income is due to decreased invested balances.

Liquidity and Capital Resources

Sources of Liquidity

We have previously funded our operations primarily through the private placement of convertible preferred stock and our initial public offering of common stock. To date, we have raised gross proceeds of $305.0 million from the issuance of convertible preferred stock. Additionally, in the first quarter of 2024, we completed our initial public offering of 11,180,555 shares of our common stock at a price to the public of $18.00 per share, including the exercise in full by the underwriters of their option to purchase 1,458,333 additional shares of our common stock, for aggregate proceeds of $183.2 million, net of underwriting discounts, commissions and other offering expenses. As of March 31, 2025, we had cash and cash equivalents and marketable securities of $205.5 million.

On February 3, 2025, we filed an automatic shelf registration statement on Form S-3ASR (File No. 333-284661) with the SEC. The shelf registration statement consists of (i) a base prospectus pursuant to which we may offer and sell, from time to time, shares of our common stock, shares of our preferred stock, various series of debt securities, warrants, rights, and/or units to purchase any of such securities in one or more registered offerings, and (ii) a prospectus supplement pursuant to which we may offer and sell, from time to time, up to $250 million of shares of common stock in “at-the-market” offerings. During the three months ended March 31, 2025, we sold 264,458 shares of common stock pursuant to our Open Market Sale AgreementSM with Jefferies LLC (ATM Program) for total proceeds of $6.5 million, net of fees. As of March 31, 2025, we have approximately $242.8 million remaining for future issuances of common stock pursuant to the ATM Program. There has been no material change in the planned use of proceeds as described in the shelf registration statement. None of the offering expenses were paid or payable, directly, or indirectly, to our directors, officers, or persons owning 10% or more of any class of equity securities or to our affiliates.

In May 2025, we entered into a $75 million loan and security agreement with Silicon Valley Bank, a division of First Citizens Bank & Trust Company. The credit facility provides the right, but not the obligation, to draw up to $75 million of capital, of which $40 million will be available if certain conditions and milestones are met. No amounts have been drawn on this facility at the date of this Quarterly Report on Form 10-Q. See “Part II – Other Information – Item 5 – Other Information – Silicon Valley Bank Credit Facility” for further details.

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

We believe that our existing cash and cash equivalents and marketable securities as of March 31, 2025 will be sufficient to meet our anticipated cash requirements through at least twelve months from the issuance date of these financial statements. However, our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially. We have based this estimate on assumptions that may prove to be wrong, and we could deplete our capital resources sooner than we expect.

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

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Three Months Ended March 31,
(in thousands)	2025	2024
Net cash (used in) provided by:
Operating activities	$(68,008)	$(18,628)
Investing activities	36,821	—
Financing activities	6,759	185,632
Net (decrease) increase in cash and cash equivalents	$(24,428)	$167,004

Operating Activities

Net cash used in operating activities was $68.0 million for the three months ended March 31, 2025 reflecting our net loss of $64.4 million and a $5.9 million decrease in our operating assets and liabilities attributable to the timing in which we pay our vendors for research and development activities. These decreases were partially offset by $2.3 million in stock-based compensation. Included in the net loss is a $40.0 million upfront payment made in conjunction with our collaboration with Lepu.

Net cash used in operating activities was $18.6 million for the three months ended March 31, 2024 reflecting our net loss of $17.4 million and a $1.8 million net change in our operating assets and liabilities attributable to the timing in which we pay our vendors for research and development activities offset, in part, by $0.6 million in stock-based compensation.

Investing Activities

Net cash of $36.8 million was provided by investing activities for the three months ended March 31, 2025. This was attributable to maturities of marketable securities.

No net cash was provided by investing activities for the three months ended March 31, 2024.

Financing Activities

Net cash provided by financing activities was $6.7 million for the three months ended March 31, 2025. This was due to $6.5 million of sales under the ATM Program and $0.3 million of stock option exercises.

Net cash provided by financing activities was $185.6 million for the three months ended March 31, 2024, due to the net proceeds from our initial public offering.

Contractual Obligations and Commitments

As of March 31, 2025, except for the operating lease, we did not have any long-term obligations, capital lease obligations, purchase obligation or long-term liabilities. We enter into contracts in the normal course of business with third-party CROs and clinical trial sites for our clinical trials, and with supply vendors for other services and products for operating purposes. These contracts generally provide for termination after a notice period, and, therefore, are cancelable contracts. Amounts related to contingent milestone payments under our license and collaboration agreements are not yet considered contractual obligations, and not included in the table above, as they are contingent on the successful achievement of certain clinical, regulatory and commercial milestones.

We also have commitments for obligations under our agreements with Allist, Jiangsu Alphamab Biopharmaceuticals Co., Ltd., Aarvik Pharmaceuticals, Inc., and Lepu. Under these agreements we are required to make milestone payments upon successful completion of certain clinical, regulatory, development, sales and commercial milestones. Additionally, we are required to make royalty payments in connection with the sale of products developed under these agreements. Because the achievement of these milestones and royalties is not probable and payment is not required as of March 31, 2025, such contingencies have not been recorded in our financial statements. For additional information regarding our agreements, see Note 9 to our accompanying financial statements in Part I, Item 1 of this Quarterly Report.

Critical Accounting Policies, Significant Judgments and Use of Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities and expenses and the disclosure of contingent assets and liabilities in our financial statements. On an ongoing basis, we evaluate our estimates and judgments, including those related to accrued research and development and stock-based compensation expenses. We base our estimates on historical experience, known trends and events, and various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

As of March 31, 2025, the Company conducted an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15(d)-15(e) promulgated under the Exchange Act. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of the end of the period covered by this Quarterly Report.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Significant political, trade, regulatory developments, and other circumstances beyond our control, including as a result of recently announced tariffs, could have a material adverse effect on our financial condition or results of operations.

Changes in United States trade policy, including recently announced or potential future tariffs, could have a material adverse impact on our business, financial condition, and results of operations. The imposition of new tariffs or increases in existing tariffs on goods imported from or expected to be imported from countries where we or our suppliers operate could result in higher costs for materials or components essential to our operations. For example, in April 2025, the United States imposed broad tariffs on imports from virtually all countries, with particularly high tariffs on imports from China.  Since this announcement, most tariffs for countries other than China have been suspended temporarily. In response to tariffs, some countries have implemented retaliatory tariffs on U.S. goods, while others seek to negotiate agreements regarding U.S.-imposed tariffs.  Historically, tariffs have led to increased trade and political tensions and, to date, the outcome of the negotiations between the United States and the various countries is not yet clear. Political tensions as a result of trade policies could reduce trade volume, investment, technological exchange and other economic activities between major international economies, resulting in a material adverse effect on global economic conditions and the stability of global financial markets. Any changes in political, trade, regulatory, and economic conditions, including U.S. trade policies, could have a material adverse effect on our financial condition or results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

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

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

(a)	Silicon Valley Bank Credit Facility

On May 8, 2025, we entered into a Loan and Security Agreement (the “Loan Agreement”) among the Company, as borrower (the “Borrower”) and Silicon Valley Bank, a Division of First-Citizens Bank & Trust Company (the “Bank”), pursuant to which, the Bank agreed to extend up to $75.0 million to the Company (the “Term Loan”), consisting of: (i) a first tranche commitment of $35.0 million to be drawn at the Company’s option, subject to the satisfaction of certain conditions, (ii) a second tranche commitment of up to $15.0 million to be drawn at the Company’s option, subject to the satisfaction of certain conditions, and (iii) at the Company’s option, subject to the satisfaction of certain conditions, a third tranche commitment of $25.0 million. No amounts have been drawn on this Term Loan as of the date of this quarterly report on Form 10-Q.

The Term Loan matures on March 1, 2030 (or, if the Borrower does not satisfy certain conditions, March 1, 2029) (the “Maturity Date”) unless otherwise accelerated following the occurrence and continuation of an event of default pursuant to the terms of the Loan Agreement. Amounts borrowed under the Term Loan bear interest at a variable annual rate equal to the greater of (i) 6.00%, and (ii) (A) the Prime Rate, minus (B) 0.75% (the “Interest Rate”). The Borrowers may, at their option, prepay the Term Loan subject to a prepayment premium.

The Borrower’s obligations are secured by a first priority, perfected lien on substantially all the property and assets of the Borrower, except for intellectual property (other than the security interest in proceeds from any intellectual property) and certain other customary excluded assets as set forth therein.

The Loan Agreement contains customary representations, warranties and covenants, including covenants by the Borrower limiting additional indebtedness, liens, mergers and acquisitions, dispositions, investments, distributions, subordinated debt, transactions with affiliates and fundamental changes. The Loan Agreement provides for events of default customary for loan of this type, including but not limited to non-payment, defaults on other debt, misrepresentation, breach of covenants, representations and warranties, insolvency, bankruptcy, certain uncured judgments and the occurrence of a material adverse effect on the Borrower. Upon the occurrence and continuation of any event of default, the Bank may accelerate payment of all obligations and terminate the Bank’s commitments under the Loan Agreement.

The above description of the Loan Agreement does not purport to be complete and is qualified in its entirety by reference to the full text of the Loan Agreement, a copy of which we will file as an exhibit to our quarterly report on Form 10-Q for the quarter ending June 30, 2025.

(c) Rule 10b5-1 Trading Plans

During the fiscal quarter ended March 31, 2025, none of our directors or executive officers adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement” as defined in Item 408(c) of Regulation S-K.

Item 6. Exhibits

Exhibit Number	Description of Exhibit
3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K (File No. 001-41929) filed with the SEC on January 30, 2024).
3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 of the Registrant’s Current Report on Form 8-K (File No. 001-41929) filed with the SEC on January 30, 2024).
10.1#*	Exclusive License Agreement, dated January 21, 2025, by and between Lepu Biopharma Co., Ltd and the Registrant.
10.2

Open Market Sale AgreementSM, by and between Jefferies LLC and the Registrant, dated February 3, 2025 (incorporated by reference to Exhibit 1.2 of the Registrant’s Registration Statement on Form S-3 (File No. 333-284661) filed with the SEC on February 3, 2025).

10.3+*	Amended and Restated Non-Employee Director Compensation Policy.
31.1*	Certification of Chief Executive Officer Pursuant to Rule 13a-15(e) or Rule 15d-15(e) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-15(e) or Rule 15d-15(e) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer of Periodic Report Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer of Periodic Report Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Schema Document.
101.CAL	Inline XBRL Calculation Linkbase Document.
101.DEF	Inline XBRL Definition Linkbase Document.
101.LAB	Inline XBRL Label Linkbase Document.
101.PRE	Inline XBRL Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101).
*	Filed with this Quarterly Report on Form 10-Q.
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

ARRIVENT BIOPHARMA, INC.

Date: May 12, 2025	By:	/s/ Zhengbin (Bing) Yao, Ph.D.
Zhengbin (Bing) Yao, Ph.D.
Chairman, President and Chief Executive Officer
(principal executive officer)

Date: May 12, 2025	By:	/s/ Winston Kung
Winston Kung
Chief Financial Officer and Treasurer
(principal financial officer and principal accounting officer)