Form 10-Q
period 2025-06-30
ArriVent BioPharma, Inc.
filed 2025-08-11
CIK 1868279

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

The number of outstanding shares of the registrant’s common stock as of August 8, 2025 was 40,568,944.

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

These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those described in the “Risk Factors” section contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, filed with the Securities and Exchange Commission (SEC) on March 3, 2025 and elsewhere in this Quarterly Report. Moreover, we operate in a very competitive and rapidly changing environment, and new risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this Quarterly Report may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

ARRIVENT BIOPHARMA, INC.

CONDENSED BALANCE SHEETS

(in thousands, except share and per share data)

(Unaudited)

	June 30,	December 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$112,765	$74,293
Short-term investments	122,922	144,570
Prepaid expenses and other current assets	14,462	8,116
Total current assets	250,149	226,979
Long-term investments	18,793	47,683
Right of use assets – operating leases	85	154
Other assets	479	126
Total assets	$269,506	$274,942

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$4,060	$3,782
Accrued expenses	15,478	13,330
Operating lease liabilities	98	162
Total current liabilities	19,636	17,274
Operating lease liabilities, net of current amount	—	14
Total liabilities	19,636	17,288

Commitments and contingencies (Note 7)

Stockholders’ equity:
Preferred stock $0.0001 par value, 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock $0.0001 par value, 200,000,000 shares authorized; 37,490,439 and 33,706,765 shares issued and outstanding at June 30, 2025 and December 31, 2024, respectively	4	3
Additional paid-in capital	584,003	496,195
Accumulated deficit	(334,119)	(238,333)
Accumulated other comprehensive loss	(18)	(211)
Total stockholders’ equity	249,870	257,654
Total liabilities and stockholders’ equity	$269,506	$274,942

The accompanying notes are an integral part of the unaudited interim financial statements.

ARRIVENT BIOPHARMA, INC.

CONDENSED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE LOSS

(in thousands, except share and per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Operating expenses:
Research and development	$27,720	$21,778	$89,009	$38,753
General and administrative	5,903	3,919	11,386	7,618
Total operating expenses	33,623	25,697	100,395	46,371
Operating loss	(33,623)	(25,697)	(100,395)	(46,371)
Interest and investment income	2,224	3,823	4,609	7,080
Net loss	(31,399)	(21,874)	(95,786)	(39,291)
Unrealized gain (loss) on marketable securities	(1)	—	193	—
Total other comprehensive gain (loss)	(1)	—	193	—
Total comprehensive loss	$(31,400)	$(21,874)	$(95,593)	$(39,291)

Share information:
Net loss per share attributable to common stockholders, basic and diluted	$(0.90)	$(0.65)	$(2.78)	$(1.34)
Weighted-average shares of common stock outstanding, basic and diluted	35,006,114	33,502,347	34,455,585	29,274,441

The accompanying notes are an integral part of the unaudited interim financial statements.

ARRIVENT BIOPHARMA, INC.

CONDENSED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

(in thousands, except share and per share data)

(Unaudited)

	Series A		Series B				Additional	Accumulated
	convertible preferred stock		convertible preferred stock		Common stock		paid-in	Other Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	capital	(Loss)	deficit	Total
Balance January 1, 2025	—	$—	—	$—	33,706,765	$3	$496,195	$(211)	$(238,333)	$257,654
Issuance of common stock, net of issuance costs of $858	—	—	—	—	264,458	1	6,516	—	—	6,517
Exercise of stock options	—	—	—	—	69,773	—	293	—	—	293
Stock-based compensation expense	—	—	—	—	—	—	2,271	—	—	2,271
Unrealized gain on marketable securities	—	—	—	—	—	—	—	194	—	194
Net loss	—	—	—	—	—	—	—	—	(64,387)	(64,387)
Balance March 31, 2025	—	—	—	—	34,040,996	4	505,275	(17)	(302,720)	202,542
Issuance of common stock, net of issuance costs of $2,395	—	—	—	—	3,428,766	—	75,341	—	—	75,341
Exercise of stock options	—	—	—	—	20,677	—	76	—	—	76
Stock-based compensation expense	—	—	—	—	—	—	3,311		—	3,311
Unrealized gain on marketable securities	—	—	—	—	—	—	—	(1)	—	(1)
Net loss	—	—	—	—	—	—	—	—	(31,399)	(31,399)
Balance, June 30, 2025	—	$—	—	$—	37,490,439	$4	$584,003	$(18)	$(334,119)	$249,870

The accompanying notes are an integral part of the unaudited interim financial statements.

ARRIVENT BIOPHARMA, INC.

CONDENSED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

(in thousands, except share and per share data)

(Unaudited)

	Series A		Series B				Additional	Accumulated
	convertible preferred stock		convertible preferred stock		Common stock		paid-in	Other Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	capital	(Loss)	deficit	Total
Balance January 1, 2024	150,000,000	$149,865	147,619,034	$154,625	2,745,480	$—	$4,652	$—	$(157,845)	$(153,193)
Issuance of common stock in initial public offering, net of issuance costs of $18,032	—	—	—	—	11,180,555	1	183,216	—	—	183,217
Conversion of convertible preferred stock into common stock	(150,000,000)	(149,865)	(147,619,034)	(154,625)	19,567,306	2	304,488	—	—	304,490
Exercise of stock options	—	—	—	—	409	—	1	—	—	1
Stock-based compensation expense	—	—	—	—	—	—	625	—	—	625
Net loss	—	—	—	—	—	—	—	—	(17,417)	(17,417)
Balance March 31, 2024	—	—	—	—	33,493,750	3	492,982	—	(175,262)	317,723
Exercise of stock options	—	—	—	—	15,340	—	44	—	—	44
Stock-based compensation expense	—	—	—	—	—	—	766	—	—	766
Net loss	—	—	—	—	—	—	—	—	(21,874)	(21,874)
Balance, June 30, 2024	—	$—	—	$—	33,509,090	$3	$493,792	$—	$(197,136)	$296,659

The accompanying notes are an integral part of the unaudited interim financial statements.

ARRIVENT BIOPHARMA, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Six Months Ended
	June 30,
	2025	2024
Cash flows from operating activities:
Net loss	$(95,786)	$(39,291)
Adjustment to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	5,582	1,390
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(6,346)	(262)
Other assets	—	(19)
Accounts payable	280	(720)
Accrued expenses	2,148	1,181
Operating lease liabilities	(10)	6
Net cash used in operating activities	(94,132)	(37,715)
Cash flows from investing activities:
Purchase of short-term and long-term investments	(31,385)	—
Maturity of short-term and long-term investments	82,116	—
Net cash provided by investing activities	50,731	—
Cash flows from financing activities:
Proceeds from issuance of common stock in an initial public offering and ATM facility, net of issuance costs	81,857	185,950
Proceeds from the exercise of stock options	369	45
Payment of deferred financing costs	(353)	—
Net cash provided by financing activities	81,873	185,995

Net (decrease) increase in cash and cash equivalents	38,472	148,280
Cash and cash equivalents at beginning of the year	74,293	150,389
Cash and cash equivalents at end of the year	$112,765	$298,669

Supplemental disclosures of non-cash financing and investing activities
Deferred offering costs transferred to additional paid-in-capital	$—	$2,733

The accompanying notes are an integral part of the unaudited interim financial statements.

ARRIVENT BIOPHARMA, INC.

NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS

(1)	Background

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

The Company has incurred losses since inception and has an accumulated deficit of $334.1 million as of June 30, 2025. The Company anticipates incurring additional losses until such time, if ever, that it can generate significant sales from its product candidates currently in development.

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

The Company believes that the aggregate balance of cash and cash equivalents and marketable securities of $254.5 million as of June 30, 2025, along with $81.1 million of proceeds, net of underwriting discounts and commissions, from the July 2025 public offering of common stock, are sufficient to sustain planned operations through at least twelve months from the issuance date of these financial statements.

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

In the opinion of the Company, the accompanying unaudited condensed financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement of its financial position as of June 30, 2025, and its results of operations for the three and six months ended June 30, 2025 and 2024, and cash flows for the six months ended June 30, 2025 and 2024. The condensed balance sheet at December 31, 2024, was derived from audited annual financial statements but does not contain all of the footnote disclosures from the annual financial statements.

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

The following table sets forth the computation of net loss per share, basic and diluted (in thousands, except share and per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Numerator:
Net loss	$(31,399)	$(21,874)	$(95,786)	$(39,291)
Denominator:
Weighted-average shares of common stock outstanding, basic and diluted	35,006,114	33,502,347	34,455,585	29,274,441

Net loss per share attributable to common stockholders, basic and diluted	$(0.90)	$(0.65)	$(2.78)	$(1.34)

Stock options outstanding have been excluded from the computation of diluted weighted-average shares of common stock outstanding, as they would be anti-dilutive. Stock options outstanding at June 30, 2025 and 2024 were 4,325,617 and 2,669,121, respectively.

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

ARRIVENT BIOPHARMA, INC.

NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS

(f)	Accounting Pronouncements Becoming Effective in 2025

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”), which requires enhanced income tax disclosures, including specific categories and disaggregation of information in the effective tax rate reconciliation, disaggregated information related to income taxes paid, income or loss from continuing operations before income tax expense or benefit, and income tax expense or benefit from continuing operations. The requirements of ASU 2023-09 are effective for annual periods beginning after December 15, 2024, with early adoption permitted. The Company is currently in the process of evaluating the impact of this pronouncement on its related disclosures.

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

(i) Comprehensive Loss

Comprehensive loss includes net loss and certain changes in stockholders’ deficit that are excluded from net loss, primarily unrealized gains or losses on the Company’s marketable securities.

ARRIVENT BIOPHARMA, INC.

NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS

(4)	Fair Value Measurements

The following table presents information about the Company’s financial assets measured at fair value on a recurring basis and indicates the level of the fair value hierarchy utilized to determine such fair values (in thousands):

	June 30, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Level 1	Level 2	Level 3

Money market funds	$99,808	$—	$—	$99,808	$99,808	$—	$—
Corporate securities	85,555	4	(35)	85,524	17,121	68,403	—
Government securities	64,172	31	(18)	64,185	—	64,185	—
Total assets measured at fair value	$249,535	$35	$(53)	$249,517	$116,929	$132,588	$—

	December 31, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Level 1	Level 2	Level 3

Money market funds	$49,031	$—	$—	$49,031	$49,031	$—	$—
Corporate securities	114,577	10	(148)	114,439	—	114,439	—
Government securities	98,150	18	(91)	98,077	—	98,077	—
Total assets measured at fair value	$261,758	$28	$(239)	$261,547	$49,031	$212,516	$—

Cash balances were $5.0 million at June 30, 2025 and December 31, 2024, respectively. Money market funds are highly liquid investments. The pricing information on the Company’s money market fund is based on quoted prices in active markets. This approach results in a classification of these securities as Level 1 of the fair value hierarchy.

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

As of June 30, 2025, $131.0 million of our fixed income securities have maturity dates within the next twelve months, and $18.8 million have maturities within the next 12 to 24 months. All securities are considered available for sale.

ARRIVENT BIOPHARMA, INC.

NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS

(5)	Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	June 30,	December 31,
	2025	2024
Research and development	$13,170	$7,209
Professional fees	130	233
Insurance	657	174
Tax credit receivable	505	500
	$14,462	$8,116

(6)	Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	June 30,	December 31,
	2025	2024
Research and development	$11,814	$8,626
Professional fees	716	474
Compensation and related expenses	2,792	4,163
Other accrued expenses	156	67
	$15,478	$13,330

(7) Commitments and Contingencies

The Company entered into various license and collaboration agreements under which it is obligated to make contingent payments as described in Note 9, License and Collaboration Agreements.

(8)	Stock-based Compensation

In June 2021, the Company adopted the 2021 Employee, Director and Consultant Equity Incentive Plan, as amended (the “2021 Plan”), that authorized the Company to grant up to 803,564 shares of common stock via stock-based compensation awards. In 2022, the Company amended the 2021 Plan and increased the total number of shares authorized under the 2021 Plan to 2,748,818. In January 2024, the Company adopted the 2024 Employee, Director and Consultant Equity Incentive Plan (the “2024 Plan”) that authorized the Company to grant up to 3,900,000 shares of common stock plus any remaining ungranted or forfeited shares from the 2021 Plan. As of June 30, 2025, there were 3,542,962 shares available to be granted. The Company’s stock options vest based on the terms in the awards agreements and generally vest over four years. The Company recorded stock-based compensation expense in the following expense categories in its accompanying statements of operations and comprehensive loss (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Research and development	$1,495	$418	$2,480	$652
General and administrative	1,816	348	3,102	738
	$3,311	$766	$5,582	$1,390

ARRIVENT BIOPHARMA, INC.

NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS

The following is a summary of stock options activity:

			Weighted
		Weighted	average
		average	remaining	Aggregate
		exercise	contractual	Intrinsic Value
	Options	price	term (years)	(in thousands)
Outstanding as of December 31, 2024	2,531,144	$6.77
Granted	1,884,923	26.60
Exercised	(90,450)	4.08
Forfeited/Expired	—	—
Outstanding as of June 30, 2025	4,325,617	15.46	$8.61	$37,016
Exercisable as of June 30, 2025	1,202,144	4.90	7.39	20,279
Vested and expected to vest at June 30, 2025	4,325,617	$15.46	$8.61	$37,016

The weighted-average grant-date fair value of options granted in the first six months of 2025 and 2024 were $21.31 and $7.49 per share, respectively. The fair value was estimated using the Black-Scholes option-pricing model based on the following assumptions:

Six Months Ended
June 30,
	2025	2024
Risk-free interest rate	3.92% - 4.37%	3.85% - 4.66%
Expected term	5.5 - 6.1 years	5.5 - 6.1 years
Expected volatility	97.2% - 98.3%	93.1% - 98.6%
Expected dividend yield	—	—
Estimated fair value of the Company's common stock per share (a)	$18.03 - 27.56	$5.85 - 16.14

(a) Subsequent to the Company’s initial public offering on January 24, 2024, the fair value of common stock is based on the closing market price of common stock at the date of grant.

Unrecognized compensation cost for awards not vested as of June 30, 2025 was $44.1 million and will be expensed over a weighted-average period of 2.93 years.

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

ARRIVENT BIOPHARMA, INC.

NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS

In connection with the Allist Agreement, in December 2021, the parties also entered into a Joint Clinical Collaboration Agreement (“Clinical Collaboration”) to define the framework under which the parties will cooperate and share costs related to global clinical studies to be conducted jointly by the Company and Allist. During the six months ended June 30, 2025 and 2024, the Company incurred $0.6 million and $0.3 million, respectively, in cost reimbursements to Allist under the Clinical Collaboration which have been recorded as research and development expense. During the three months ended June 30, 2025 and 2024, the Company incurred $0.1 million and $0.1 million, respectively, in cost reimbursements to Allist under the Clinical Collaboration which have been recorded as research and development expense. The Company also received cost reimbursements from Allist of $0.6 and $0.4 million for the six months ended June 30, 2025 and 2024, which have been recorded as a reduction of research and development expenses. During the year ended December 31, 2024, no additional milestones were met or achieved or were probable of achievement.

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

The upfront payment was recorded to research and development expense during the three-month period ended June 30, 2024. During the three and six months ended June 30, 2025, the Company paid $0.1 million in cost reimbursements to Alphamab under the Alphamab Agreement which have been recorded as research and development expense. Also during the six months ended June 30, 2025, the Company paid $1.2 million upon the approval of a target pair selection, which was likewise included in research and development expense. No milestones have been met or achieved, or are probable of achievement, since the inception of the agreement.

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

ARRIVENT BIOPHARMA, INC.

NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS

to $80.0 million per product in commercial milestones. Additionally, the Company is obligated to pay Aarvik royalties in the mid-single digits based on net sales of licensed products.

On August 9, 2024, the Company entered into an amendment and restatement of the Aarvik Collaboration Agreement (the “Amended and Restated Aarvik Collaboration Agreement”). Under the Amended and Restated Aarvik Collaboration Agreement, Aarvik granted the Company an exclusive option to obtain exclusive rights to certain of Aarvik’s intellectual property for the research, development, manufacture, use, commercialization, or other exploitation of the ADCs related to (i) the two agreed targets to which the compounds being developed under the collaboration bind, and (ii) the acquisition of exclusive rights to certain intellectual property generated during the collaboration. From inception to date, under the Amended and Restated Aarvik Collaboration Agreement, the Company has paid Aarvik a collaboration initiation fee and research fees as provided in the SOWs in an aggregate amount of $5.2 million.

The Company incurred $0.3 million and $1.0 million in research and development expenses related to the Aarvik SOWs during the six months ended June 30, 2025 and 2024, respectively. The Company incurred $0.2 million and $0.8 million in research and development expenses related to the Aarvik SOWs during the three months ended June 30, 2025 and 2024, respectively. With the exception of the option described above, no milestones have been met or achieved, or are probable of achievement, since the inception of the Aarvik Collaboration Agreement.

Lepu

On January 21, 2025, the Company entered into an Exclusive License Agreement (the “Lepu Biopharma Agreement”) with Lepu Biopharma Co., Ltd. (“Lepu”), pursuant to which Lepu granted the Company a right to develop and commercialize ARR-217, an antibody drug conjugate for gastrointestinal cancers outside greater China, which is mainland China, Hong Kong, Macau and Taiwan (“Greater China”).

Under the Lepu Biopharma Agreement, Lepu granted to the Company: (i) an exclusive, royalty-bearing, sublicensable license under certain intellectual property owned or controlled by Lepu, to develop, manufacture and commercialize any product containing ARR-217 for all uses in all countries and territories other than Greater China (the “ArriVent Territory”); and (ii) a non-exclusive license under certain intellectual property controlled by Lepu to develop, manufacture and commercialize any product containing ARR-217 for use in oncology in the ArriVent Territory. Under the Lepu Biopharma Agreement, the Company paid Lepu a one-time upfront payment of $40 million and, during the three months ended June 30, 2025, the Company paid $1 million to Lepu for the achievement of the first developmental milestone under the Lepu Biopharma Agreement as it became probable of achievement during the second quarter. Lepu is eligible to receive near-term milestone payments totaling another $6.0 million in cash. The upfront payment was included in research and development expenses. Finally, Lepu is eligible to receive payments of up to $0.3 billion in development and regulatory milestones, and up to $0.89 billion in commercial milestones, and tiered royalties in high single-digit to low-teen percentages on net sales in the ArriVent Territory.

Other than the milestone payment of $1 million recorded in the second quarter, and the one-time payment noted above, no milestones have been met or achieved, or are probable of achievement, since the inception of the Lepu Biopharma Agreement. During the six months ended June 30, 2025, the Company paid $0.2 million in research and development expenses related to the Lepu Biopharma Agreement.

ARRIVENT BIOPHARMA, INC.

NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

The table below summarizes the significant expense categories regularly provided to the CODM for the six months ended June 30, 2025 and 2024:

	Six Months Ended June 30,
(in thousands)	2025	2024
Operating expenses:
Research and development: Firmonertinib (excluding personnel-related and other internal costs):
FURTHER	$5,443	$7,334
FURVENT	19,235	15,300
FAVOUR	73	30
Other Firmonertinib costs	6,035	1,569
Total Firmonertinib	30,786	24,233
Research and development: Discovery-stage programs	44,606	6,614
Research and development: Personnel-related and other internal costs	13,617	7,906
General and administrative: Personnel-related costs	6,792	4,004
General and administrative: Other costs	4,594	3,614
Other segment items (a)	(4,609)	(7,080)
Net loss	$(95,786)	$(39,291)

(a) Other segment items consists of interest and investment income.

ARRIVENT BIOPHARMA, INC.

NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS

(11)	Common Stock

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

During the six months ended June 30, 2025, the Company sold 3,693,224 shares of common stock pursuant to the Sales Agreement for total proceeds of $81.9 million, net of commissions. As of June 30, 2025, the Company has approximately $164.9 million remaining for future issuances of common stock pursuant to the Sales Agreement.

(12) Debt

On May 8, 2025, the Company entered into a Loan and Security Agreement (the “Loan Agreement”) between the Company, as borrower (the “Borrower”) and Silicon Valley Bank, a Division of First-Citizens Bank & Trust Company (the “Bank”), pursuant to which, the Bank agreed to extend up to $75.0 million to the Company (the “Term Loan”), consisting of: (i) a first tranche commitment of $35.0 million to be drawn at the Company’s option, subject to the satisfaction of certain conditions, (ii) a second tranche commitment of up to $15.0 million to be drawn at the Company’s option, subject to the satisfaction of certain conditions, and (iii) at the Company’s option, subject to the satisfaction of certain conditions, a third tranche commitment of $25.0 million. No amounts have been drawn on this Term Loan as of June 30, 2025.

The Term Loan matures on March 1, 2030 (or, if the Borrower does not satisfy certain conditions, on March 1, 2029) unless otherwise accelerated following the occurrence and continuation of an event of default pursuant to the terms of the Loan Agreement. Amounts borrowed under the Term Loan bear interest at a variable annual rate equal to the greater of (i) 6.00%, and (ii) (A) the Prime Rate, minus (B) 0.75%. The Borrowers may, at their option, prepay the Term Loan subject to a prepayment premium.

The Borrower’s obligations are secured by a first priority, perfected lien on substantially all the property and assets of the Borrower, except for intellectual property (other than the security interest in proceeds from any intellectual property) and certain other customary excluded assets as set forth therein.

(13)	Subsequent Events

Financing

On July 3, 2025, the Company closed an underwritten public offering in which the Company issued and sold an aggregate of 3,059,615 shares of the Company’s common stock, including the exercise in full of the underwriters’ option to purchase 576,923 additional shares of common stock, at a public offering price of $19.50 per share, and, in lieu of shares of common stock to certain investors, pre-funded warrants to purchase up to 1,363,469 shares of common stock at a public offering price of $19.4999 per pre-funded warrant, which represents the per share public offering price for the shares less

ARRIVENT BIOPHARMA, INC.

NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS

the $0.0001 per share exercise price for each pre-funded warrant. The proceeds to the Company, net of underwriting discounts and commissions, were $81.1 million.

The pre-funded warrants are exercisable at any time after their original issuance. A holder of pre-funded warrants may not exercise the pre-funded warrant if the holder, together with its affiliates, would beneficially own more than 4.99%, or, at the election of such holder upon issuance, 9.99%, of the number of shares of common stock outstanding or more than 4.99%, or, at the election of such holder upon issuance, 9.99%, of the combined voting power of the Company’s securities outstanding immediately after giving effect to such exercise. A holder of pre-funded warrants may increase or decrease this percentage to any other percentage not exceeding 19.99%, in the case of an increase, upon 61 days’ prior notice to the Company. There have been no exercises of pre-funded warrants since their issuance.

New Legislation

On July 4, 2025, the “One Big Beautiful Bill Act” (the “Act”) was enacted into law. The Act contains changes to U.S. tax law including provisions allowing accelerated tax deductions for qualified research and development expenditures. We are in the process of evaluating the impact of the Act on our Consolidated Financial Statements.

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

In June 2025, we announced additional positive interim data from the FURTHER trial. In this interim readout, patients treated with 240 mg of firmonertinib were observed to experience 16.0 months median progression free survival and 14.6 months median duration of response. Further, 68.2% of patients treated in first-line at 240 mg and 43.5% of patients treated in first-line at 160 mg were observed to experience a reduction in tumor size of at least 30% from the baseline in a patient without evidence of progression as measured by RECIST 1.1 criteria, which measurement of reduction is the threshold in this trial for determination of the ORR. In addition, 41% (n=7/17) of patients with brain metastases at baseline were observed to experience a confirmed response utilizing modified RECIST 1.1 and 53% (n=9/17) of first line patients with brain metastases at baseline were observed to experience a reduction in tumor size of at least 30% from the baseline in a patient without evidence of progression as measured by RECIST 1.1 criteria. Firmonertinib was generally well-tolerated with interim safety results. Interim results may not be indicative of final results; however, we believe these interim clinical results continue to underscore firmonertinib’s potential in patients whose tumors contain an uncommon EGFRm.

In June 2025, we also announced plans to initiate ALPACCA (FURMO-006), the first randomized global Phase 3 study in first-line NSCLC in patients across PACC mutations. Enrollment of the first patient in the ALPACCA trial is expected in the second half of 2025.

We entered into the Global Technology Transfer and License Agreement (Allist License Agreement), pursuant to which, we have, among other things, secured an exclusive, royalty bearing and sublicensable license under certain intellectual property, including patents and know-how, owned or controlled by Allist to develop and commercialize any product containing firmonertinib or any of its salts or derivatives as an active ingredient of a product, which is led by a joint collaboration committee, comprising of representatives from both Allist and us. Under the Allist License Agreement, we are obligated to pay Allist milestone payments up to an aggregate of $765.0 million upon the achievement of certain development, regulatory and sales milestone events as set forth in the Allist License Agreement. During the six months ended June 30, 2025 and 2024, no milestones were met or achieved. We are also obligated under the Allist License Agreement to pay Allist tiered royalties based on net sales of Licensed Products (as defined in the Allist License Agreement). See “Business — Licenses, Partnerships and Collaborations — Allist Agreements” in our Annual Report.

In January 2025, we entered into the Exclusive License Agreement (Lepu Biopharma Agreement) with Lepu Biopharma Co., Ltd. (Lepu), pursuant to which we have, among other things, secured an exclusive, royalty bearing and sublicensable license under certain intellectual property, including patents and know-how, owned or controlled by Lepu to develop and commercialize any product containing ARR-217 or the antibody component of ARR-217. Further, we are obligated to pay Lepu milestone payments up to an aggregate of approximately $1.17 billion upon the achievement of certain development, regulatory and sales milestone events as set forth in the Lepu Biopharma Agreement. We are also obligated under the Lepu Biopharma Agreement to pay Lepu tiered royalties based on net sales of Licensed Products, as defined herein. See “Business — Licenses, Partnerships and Collaborations — Lepu Biopharma Agreement” in our Annual Report.

Since our inception in April 2021, we have devoted substantially all of our resources to organizing and staffing our company, acquiring the rights to develop firmonertinib, ARR-217, and clinical development of firmonertinib, business planning, raising capital, identifying potential product candidates, enhancing our intellectual property portfolio and undertaking research and clinical and preclinical studies for our development programs. We do not have any products approved for sale and have not generated any revenue from product sales or otherwise. We have funded our operations to date primarily through the private placement of convertible preferred stock, our initial public offering in January 2024, and “at-the-market” offerings beginning in February 2025.

We have incurred significant operating losses since our inception and have not yet generated any revenue. Our net losses were $95.8 million and $39.3 million for the six months ended June 30, 2025 and 2024, respectively. As of June 30, 2025, we had an accumulated deficit of $334.1 million. Our net losses may fluctuate significantly from quarter-to-quarter and year-to-year, depending on the timing of our preclinical studies, clinical trials and our expenditures on other research and development activities. We expect to continue to incur losses for the foreseeable future. We anticipate these losses will increase substantially as we:

●	advance our lead product candidate, firmonertinib, as well as ARR-217, through clinical trials;
●	acquire or in-license additional product candidates;
●	advance our preclinical programs to clinical trials;
●	further invest in our pipeline;
●	further support our external partners’ manufacturing capabilities;
●	seek regulatory approval for our product candidates;
●	pursue commercialization of our product candidates, if approved;
●	maintain, expand, protect and defend our intellectual property portfolio;
●	secure facilities to support continued growth in our research, development and commercialization efforts;
●	increase our headcount to support our development efforts and to expand our clinical development team; and
●	incur additional costs and headcount associated with operating as a public company.

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

General and Administrative Expenses

General and administrative expenses consist primarily of salaries, payroll taxes, employee benefits and stock-based compensation expenses for those individuals in executive, finance and other administrative functions. Other significant costs include legal fees relating to intellectual property and corporate matters, professional fees for accounting and consulting services, and insurance costs. We anticipate that our general and administrative expenses will increase in the future to support our continued research and development activities and, if any product candidates receive marketing approval, commercialization activities. We also anticipate increased expenses related to audit, legal, regulatory and tax services associated with maintaining compliance with exchange listing and SEC requirements, director and officer insurance premiums and investor relations costs associated with operating as a public company.

Interest and Investment Income

Interest and investment income consists of interest earned on our cash, cash equivalents and marketable securities and the accretion of premiums and amortization of discounts on marketable securities.

Results of Operations

Comparison of the Three Months Ended June 30, 2025 and 2024

The following table summarizes our results of operations for the three months ended June 30, 2025 and 2024:

	Three Months Ended June 30,
(in thousands)	2025	2024	Change
Operating expenses:
Research and development	$27,720	$21,778	$5,942
General and administrative	5,903	3,919	1,984
Total operating expenses	33,623	25,697	7,926
Operating loss	(33,623)	(25,697)	(7,926)
Interest and investment income	2,224	3,823	(1,599)
Net loss	$(31,399)	$(21,874)	$(9,525)

Research and Development

We track outsourced clinical and preclinical costs and other external research and development costs associated with our lead product candidate, firmonertinib, and other discovery-stage programs. We do not track internal research and development costs by product candidate. The following table summarizes our research and development expenses for the three months ended June 30, 2025 and 2024:

	Three Months Ended June 30,
(in thousands)	2025	2024	Change
Firmonertinib:
FURTHER	$2,848	$3,909	$(1,061)
FURVENT	9,790	6,996	2,794
FAVOUR	71	18	53
Other Firmonertinib costs	3,773	520	3,253
Total Firmonertinib	16,482	11,443	5,039
Discovery-stage programs	3,625	6,201	(2,576)
Personnel-related and other internal costs	7,613	4,134	3,479
Total research and development expenses	$27,720	$21,778	$5,942

Research and development expenses were $27.7 million and $21.8 million for the three months ended June 30, 2025 and 2024, respectively. The increase of $5.9 million was primarily due to an increase of $5.0 million related to expenditures on our lead product candidate, firmonertinib, and $3.5 million in personnel-related costs due to increased headcount, partially offset by a decrease in expenditures of $2.6 million for discovery-stage programs. Costs related to firmonertinib increased as a result of increased costs related to our FURVENT Phase 3 clinical trial of $2.8 million and increases in general firmonertinib costs of $3.3 million, offset by a decrease of $1.1 million in our FURTHER Phase 1 clinical trial and a decrease in costs related to our FAVOUR trial.

General and Administrative

General and administrative expenses were $5.9 million and $3.9 million for the three months ended June 30, 2025 and 2024, respectively. The increase of $2.0 million was due primarily to increases of $1.5 million in personnel-related costs and $0.6 million in accounting, legal, and other outside services.

Interest and Investment Income

Interest income was $2.2 million and $3.8 million for the three months ended June 30, 2025 and 2024, respectively. The decrease in interest income is due to decreased invested balances.

Comparison of the Six Months Ended June 30, 2025 and 2024

The following table summarizes our results of operations for the six months ended June 30, 2025 and 2024:

	Six Months Ended June 30,
(in thousands)	2025	2024	Change
Operating expenses:
Research and development	$89,009	$38,753	$50,256
General and administrative	11,386	7,618	3,768
Total operating expenses	100,395	46,371	54,024
Operating loss	(100,395)	(46,371)	(54,024)
Interest and investment income	4,609	7,080	(2,471)
Net loss	$(95,786)	$(39,291)	$(56,495)

Research and Development

We track outsourced clinical and preclinical costs and other external research and development costs associated with our lead product candidate, firmonertinib, and other discovery-stage programs. We do not track internal research and development costs by product candidate. The following table summarizes our research and development expenses for the six months ended June 30, 2025 and 2024:

	Six Months Ended June 30,
(in thousands)	2025	2024	Change
Firmonertinib:
FURTHER	$5,443	$7,334	$(1,891)
FURVENT	19,235	15,300	3,935
FAVOUR	73	30	43
Other Firmonertinib costs	6,035	1,569	4,466
Total Firmonertinib	30,786	24,233	6,553
Discovery-stage programs	44,606	6,614	37,992
Personnel-related and other internal costs	13,617	7,906	5,711
Total research and development expenses	$89,009	$38,753	$50,256

Research and development expenses were $89.0 million and $38.8 million for the six months ended June 30, 2025 and 2024, respectively. The increase of $50.3 million was primarily due to an increase of $38.0 million related to expenditures on discovery-stage programs, $6.6 million of expenditures on our lead product candidate, firmonertinib, and $5.7 million in personnel-related costs due to increased headcount. Costs increases related to discovery-stage programs were largely due to a $40.0 million one-time up front payment pursuant to our collaboration with Lepu. Costs related to firmonertinib increased as a result of increased costs related to our FURVENT Phase 3 clinical trial of $3.9 million and increases in general firmonertinib costs of $4.5 million, offset by a decrease of $1.9 million in our FURTHER Phase 1 clinical trial and a decrease in costs related to our FAVOUR trial.

General and Administrative

General and administrative expenses were $11.4 million and $7.6 million for the six months ended June 30, 2025 and 2024, respectively. The increase of $3.8 million was due primarily to increases of $2.8 million in personnel-related costs and $1.0 million in accounting, legal, software, and other outside services.

Interest and Investment Income

Interest income was $4.6 million and $7.1 million for the six months ended June 30, 2025 and 2024, respectively. The decrease in interest income is due to decreased invested balances.

Liquidity and Capital Resources

Sources of Liquidity

We have previously funded our operations primarily through the private placement of convertible preferred stock, our initial public offering of common stock, and “at-the-market” offering. To date, we have raised gross proceeds of $305.0 million from the issuance of convertible preferred stock. Additionally, in the first quarter of 2024, we completed our initial public offering of 11,180,555 shares of our common stock at a price to the public of $18.00 per share, including the exercise in full by the underwriters of their option to purchase 1,458,333 additional shares of our common stock, for aggregate proceeds of $183.2 million, net of underwriting discounts, commissions and other offering expenses. As of June 30, 2025, we had cash and cash equivalents and marketable securities of $254.5 million.

On February 3, 2025, we filed an automatic shelf registration statement on Form S-3ASR (File No. 333-284661) with the SEC. The shelf registration statement consists of (i) a base prospectus pursuant to which we may offer and sell, from time to time, shares of our common stock, shares of our preferred stock, various series of debt securities, warrants, rights, and/or units to purchase any of such securities in one or more registered offerings, and (ii) a prospectus supplement pursuant to which we may offer and sell, from time to time, up to $250 million of shares of common stock in “at-the-market” offerings. During the six months ended June 30, 2025, we sold 3,693,224 shares of common stock pursuant to our Open Market Sale AgreementSM with Jefferies LLC (ATM Program) for total proceeds of $81.9 million, net of commissions. As of June 30, 2025, we have approximately $164.9 million remaining for future issuances of common stock pursuant to the ATM Program. There has been no material change in the planned use of proceeds as described in the shelf registration statement. None of the offering expenses were paid or payable, directly, or indirectly, to our directors, officers, or persons owning 10% or more of any class of equity securities or to our affiliates.

In May 2025, we entered into a $75 million loan and security agreement with Silicon Valley Bank, a division of First Citizens Bank & Trust Company. The credit facility provides the right, but not the obligation, to draw up to $75 million of capital, of which $40 million will be available if certain conditions and milestones are met. No amounts have been drawn on this facility at the date of this Quarterly Report.

On July 3, 2025, we closed an underwritten public offering in which we issued and sold an aggregate of 3,059,615 shares of our common stock, including the exercise in full of the underwriters’ option to purchase 576,923 additional shares of common stock, at a public offering price of $19.50 per share, and, in lieu of shares of common stock to certain investors, pre-funded warrants to purchase up to 1,363,469 shares of common stock at a public offering price of $19.4999 per pre-funded warrant, which represents the per share public offering price for the shares less the $0.0001 per share exercise price for each pre-funded warrant.  The proceeds to us, net of underwriting discounts and commissions, were $81.1 million.

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

We believe that our existing cash and cash equivalents and marketable securities as of June 30, 2025, along with the net proceeds from the July 2025 public offering of common stock, will be sufficient to meet our anticipated cash requirements through at least twelve months from the issuance date of these financial statements. However, our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially. We have based this estimate on assumptions that may prove to be wrong, and we could deplete our capital resources sooner than we expect.

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

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Six Months Ended June 30,
(in thousands)	2025	2024
Net cash (used in) provided by:
Operating activities	$(94,132)	$(37,715)
Investing activities	50,731	—
Financing activities	81,873	185,995
Net (decrease) increase in cash and cash equivalents	$38,472	$148,280

Operating Activities

Net cash used in operating activities was $94.1 million for the six months ended June 30, 2025 reflecting our net loss of $95.8 million and a $3.9 million decrease in our operating assets and liabilities attributable to the timing in which we pay our vendors for research and development activities. These decreases were partially offset by $5.6 million in stock-based compensation. Included in the net loss is a $40.0 million upfront payment made in conjunction with our collaboration with Lepu.

Net cash used in operating activities was $37.7 million for the six months ended June 30, 2024 reflecting our net loss of $39.3 million, offset by $1.4 million in stock-based compensation and a $0.2 million net decrease in our operating assets and liabilities attributable to the timing in which we pay our vendors for research and development activities.

Investing Activities

Net cash of $50.7 million was provided by investing activities for the six months ended June 30, 2025. This was attributable to maturities of marketable securities.

No net cash was provided by investing activities for the six months ended June 30, 2024.

Financing Activities

Net cash provided by financing activities was $81.9 million for the six months ended June 30, 2025. This was due to $81.9 million of sales under the ATM Program and $0.4 million of stock option exercises, partially offset by $0.4 million of deferred financing costs.

Net cash provided by financing activities was $185.9 million for the six months ended June 30, 2024, due to the net proceeds from our initial public offering.

Contractual Obligations and Commitments

As of June 30, 2025, except for the operating lease, we did not have any long-term obligations, capital lease obligations, purchase obligation or long-term liabilities. We enter into contracts in the normal course of business with third-party CROs and clinical trial sites for our clinical trials, and with supply vendors for other services and products for operating purposes. These contracts generally provide for termination after a notice period, and, therefore, are cancelable contracts. Amounts related to contingent milestone payments under our license and collaboration agreements are not yet considered contractual obligations, and not included in the table above, as they are contingent on the successful achievement of certain clinical, regulatory and commercial milestones.

We also have commitments for obligations under our agreements with Allist, Jiangsu Alphamab Biopharmaceuticals Co., Ltd., Aarvik Pharmaceuticals, Inc., and Lepu. Under these agreements we are required to make milestone payments upon successful completion of certain clinical, regulatory, development, sales and commercial milestones. Additionally, we are required to make royalty payments in connection with the sale of products developed under these agreements. Because the achievement of these milestones and royalties is not probable and payment is not required as of June 30, 2025, such contingencies have not been recorded in our financial statements. For additional information regarding our agreements, see Note 9 to our accompanying financial statements in Part I, Item 1 of this Quarterly Report.

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

We will remain an emerging growth company and a smaller reporting company until December 31, 2025. As we transition out of emerging growth company status at the end of 2025, we will no longer be able to rely on exemptions provided by the JOBS Act, including without limitation, not being required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act. Accordingly, we expect to incur significant additional legal, accounting and other expenses. Additionally, our management and other personnel will need to devote a substantial amount of time to these compliance initiatives.

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

Effects of Inflation

Inflation generally affects us by increasing our labor and clinical trial costs. We do not believe inflation has had a material effect on our results of operations during the periods presented and do not anticipate a material impact going forward.

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

As of June 30, 2025, the Company conducted an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15(d)-15(e) promulgated under the Exchange Act. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of the end of the period covered by this Quarterly Report.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended June 30, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

There have been no additional material changes to our risk factors as set forth in Part I, Item 1A of our Annual Report and Item 1A of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2025. You should carefully review and consider the information regarding certain factors which could materially affect our business, financial condition or future results set forth under the heading “Risk Factors” in our Annual Report and Quarterly Report on Form 10-Q for the quarter ended March 31, 2025.

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

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

Rule 10b5-1 Trading Plans

During the fiscal quarter ended June 30, 2025, none of our directors or executive officers adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement” as defined in Item 408(c) of Regulation S-K.

Item 6. Exhibits

Exhibit Number	Description of Exhibit
3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K (File No. 001-41929) filed with the SEC on January 30, 2024).
3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 of the Registrant’s Current Report on Form 8-K (File No. 001-41929) filed with the SEC on January 30, 2024).
10.1+*	Amended and Restated Non-Employee Director Compensation Policy.
10.2*	Loan and Security Agreement, dated May 8, 2025, by and between Silicon Valley Bank, a Division of First-Citizens Bank & Trust Company, and the Registrant.
31.1*	Certification of Chief Executive Officer Pursuant to Rule 13a-15(e) or Rule 15d-15(e) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-15(e) or Rule 15d-15(e) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer of Periodic Report Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer of Periodic Report Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Schema Document.
101.CAL	Inline XBRL Calculation Linkbase Document.
101.DEF	Inline XBRL Definition Linkbase Document.
101.LAB	Inline XBRL Label Linkbase Document.
101.PRE	Inline XBRL Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101).
*	Filed with this Quarterly Report on Form 10-Q.
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

ARRIVENT BIOPHARMA, INC.

Date: August 11, 2025	By:	/s/ Zhengbin (Bing) Yao, Ph.D.
Zhengbin (Bing) Yao, Ph.D.
Chairman, President and Chief Executive Officer
(principal executive officer)

Date: August 11, 2025	By:	/s/ Winston Kung
Winston Kung
Chief Financial Officer and Treasurer
(principal financial officer and principal accounting officer)