Form 10-Q
period 2025-09-30
ArriVent BioPharma, Inc.
filed 2025-11-10
CIK 1868279

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

The number of outstanding shares of the registrant’s common stock as of November 7, 2025 was 41,281,361.

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

ARRIVENT BIOPHARMA, INC.

CONDENSED BALANCE SHEETS

(in thousands, except share and per share data)

(Unaudited)

	September 30,	December 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$112,672	$74,293
Short-term investments	187,594	144,570
Prepaid expenses and other current assets	20,952	8,116
Total current assets	321,218	226,979
Long-term investments	5,108	47,683
Right of use assets – operating leases	49	154
Other assets	180	126
Total assets	$326,555	$274,942

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$5,933	$3,782
Accrued expenses	15,569	13,330
Operating lease liabilities	56	162
Total current liabilities	21,558	17,274
Operating lease liabilities, net of current amount	—	14
Total liabilities	21,558	17,288

Commitments and contingencies (Note 8)

Stockholders’ equity:
Preferred stock $0.0001 par value, 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock $0.0001 par value, 200,000,000 shares authorized; 40,852,312 and 33,706,765 shares issued and outstanding at September 30, 2025 and December 31, 2024, respectively	4	3
Additional paid-in capital	673,884	496,195
Accumulated deficit	(369,097)	(238,333)
Accumulated other comprehensive income (loss)	206	(211)
Total stockholders’ equity	304,997	257,654
Total liabilities and stockholders’ equity	$326,555	$274,942

The accompanying notes are an integral part of the unaudited interim financial statements.

ARRIVENT BIOPHARMA, INC.

CONDENSED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE LOSS

(in thousands, except share and per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Operating expenses:
Research and development	$32,167	$20,088	$121,176	$58,841
General and administrative	6,149	4,144	17,535	11,762
Total operating expenses	38,316	24,232	138,711	70,603
Operating loss	(38,316)	(24,232)	(138,711)	(70,603)
Interest and investment income	3,338	3,668	7,947	10,748
Net loss	(34,978)	(20,564)	(130,764)	(59,855)
Unrealized gain on marketable securities	226	—	419	—
Total other comprehensive gain	226	—	419	—
Total comprehensive loss	$(34,752)	$(20,564)	$(130,345)	$(59,855)

Share information:
Net loss per share attributable to common stockholders, basic and diluted	$(0.83)	$(0.61)	$(3.54)	$(1.95)
Weighted-average shares of common stock outstanding, basic and diluted	41,912,905	33,581,810	36,968,978	30,720,711

The accompanying notes are an integral part of the unaudited interim financial statements.

ARRIVENT BIOPHARMA, INC.

CONDENSED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

(in thousands, except share and per share data)

(Unaudited)

								Accumulated
	Series A		Series B				Additional	Other
	convertible preferred stock		convertible preferred stock		Common stock		paid-in	Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	capital	(Loss)	deficit	Total
Balance January 1, 2025	—	$—	—	$—	33,706,765	$3	$496,195	$(211)	$(238,333)	$257,654
Issuance of common stock, net of issuance costs of $858	—	—	—	—	264,458	1	6,516	—	—	6,517
Exercise of stock options	—	—	—	—	69,773	—	293	—	—	293
Stock-based compensation expense	—	—	—	—	—	—	2,271	—	—	2,271
Unrealized gain on marketable securities	—	—	—	—	—	—	—	194	—	194
Net loss	—	—	—	—	—	—	—	—	(64,387)	(64,387)
Balance March 31, 2025	—	—	—	—	34,040,996	4	505,275	(17)	(302,720)	202,542
Issuance of common stock, net of issuance costs of $2,395	—	—	—	—	3,428,766	—	75,341	—	—	75,341
Exercise of stock options	—	—	—	—	20,677	—	76	—	—	76
Stock-based compensation expense	—	—	—	—	—	—	3,311		—	3,311
Unrealized loss on marketable securities	—	—	—	—	—	—	—	(1)	—	(1)
Net loss	—	—	—	—	—	—	—	—	(31,399)	(31,399)
Balance, June 30, 2025	—	—	—	—	37,490,439	4	584,003	(18)	(334,119)	249,870
Issuance of common stock, net of issuance costs of $5,825	—	—	—	—	3,339,581	—	86,091		—	86,091
Exercise of stock options	—	—	—	—	22,292	—	74		—	74
Stock-based compensation expense	—	—	—	—	—	—	3,716		—	3,716
Unrealized gain on marketable securities	—	—	—	—	—	—	—	224	—	224
Net loss	—	—	—	—	—	—	—		(34,978)	(34,978)
Balance, September 30, 2025	—	$—	—	$—	40,852,312	$4	$673,884	$206	$(369,097)	$304,997

The accompanying notes are an integral part of the unaudited interim financial statements.

ARRIVENT BIOPHARMA, INC.

CONDENSED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

(in thousands, except share and per share data)

(Unaudited)

	Series A		Series B				Additional	Accumulated
	convertible preferred stock		convertible preferred stock		Common stock		paid-in	Other Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	capital	(Loss)	deficit	Total
Balance January 1, 2024	150,000,000	$149,865	147,619,034	$154,625	2,745,480	$—	$4,652	$—	$(157,845)	$(153,193)
Issuance of common stock in initial public offering, net of issuance costs of $18,032	—	—	—	—	11,180,555	1	183,216	—	—	183,217
Conversion of convertible preferred stock into common stock	(150,000,000)	(149,865)	(147,619,034)	(154,625)	19,567,306	2	304,488	—	—	304,490
Exercise of stock options	—	—	—	—	409	—	1	—	—	1
Stock-based compensation expense	—	—	—	—	—	—	625	—	—	625
Net loss	—	—	—	—	—	—	—	—	(17,417)	(17,417)
Balance March 31, 2024	—	—	—	—	33,493,750	3	492,982	—	(175,262)	317,723
Exercise of stock options	—	—	—	—	15,340	—	44	—	—	44
Stock-based compensation expense	—	—	—	—	—	—	766	—	—	766
Net loss	—	—	—	—	—	—	—	—	(21,874)	(21,874)
Balance, June 30, 2024	—	—	—	—	33,509,090	3	493,792	—	(197,136)	296,659
Exercise of stock options	—	—	—	—	185,265	—	532	—	—	532
Stock-based compensation expense	—	—	—	—	—	—	866	—	—	866
Net loss	—	—	—	—	—	—	—	—	(20,564)	(20,564)
Balance, September 30, 2024	—	$—	—	$—	33,694,355	$3	$495,190	$—	$(217,700)	$277,493

The accompanying notes are an integral part of the unaudited interim financial statements.

ARRIVENT BIOPHARMA, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Nine Months Ended
	September 30,
	2025	2024
Cash flows from operating activities:
Net loss	$(130,764)	$(59,855)
Adjustment to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	9,298	2,256
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(12,836)	36
Other assets	—	(19)
Accounts payable	2,149	114
Accrued expenses	2,239	3,406
Operating lease liabilities	(16)	2
Net cash used in operating activities	(129,930)	(54,060)
Cash flows from investing activities:
Purchase of short-term and long-term investments	(121,754)	—
Maturity of short-term and long-term investments	121,725	—
Net cash used in investing activities	(29)	—
Cash flows from financing activities:
Proceeds from issuance of common stock, net of issuance costs	167,973	185,950
Proceeds from the exercise of stock options	418	576
Payment of deferred financing costs	(53)	—
Net cash provided by financing activities	168,338	186,526

Net increase in cash and cash equivalents	38,379	132,466
Cash and cash equivalents at beginning of the year	74,293	150,389
Cash and cash equivalents at end of the year	$112,672	$282,855

Supplemental disclosures of non-cash financing and investing activities
Deferred offering costs transferred to additional paid-in-capital	$300	$2,733

The accompanying notes are an integral part of the unaudited interim financial statements.

ARRIVENT BIOPHARMA, INC.

NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS

(1)	Background

ArriVent BioPharma, Inc., a Delaware corporation (the “Company”), founded on April 14, 2021, is a clinical-stage biopharmaceutical company focused on identifying, licensing and globalizing top biopharma innovations from around the world to deliver important medicines to patients. In June 2021, the Company entered into a license agreement with Shanghai Allist Pharmaceuticals Co. Ltd. (“Allist”) which granted the Company an exclusive license under certain intellectual property owned or controlled by Allist to develop, manufacture and commercialize any product containing firmonertinib or any of its derivatives as an active ingredient, for all uses, in all countries and territories other than greater China, which includes mainland China, Hong Kong, Macau and Taiwan (“Greater China”) (See Note 8). The Company’s lead development candidate, firmonertinib, is a third-generation tyrosine kinase inhibitor currently being evaluated in multiple clinical trials across a range of epidermal growth factor receptor mutations in non-small cell lung cancer, many for which there are limited treatment options.

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

The Company has incurred losses since inception and has an accumulated deficit of $369.1 million as of September 30, 2025. The Company anticipates incurring additional losses until such time, if ever, that it can generate significant sales from its product candidates currently in development.

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

The Company believes that the aggregate balance of cash and cash equivalents and marketable securities of $305.4 million as of September 30, 2025 are sufficient to sustain planned operations through at least twelve months from the issuance date of these financial statements.

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

In the opinion of the Company, the accompanying unaudited condensed financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement of its financial position as of September 30, 2025, and its results of operations for the three and nine months ended September 30, 2025 and 2024, and cash flows for the nine months ended September 30, 2025 and 2024. The condensed balance sheet at December 31, 2024, was derived from audited annual financial statements but does not contain all of the footnote disclosures from the annual financial statements.

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

Basic net loss per share of common stock is computed by dividing net loss by the weighted-average number of shares of common stock outstanding during each period. Pre-funded warrants were included in the denominator as the exercise price is negligible and these warrants are fully vested and exercisable. Diluted net loss per share of common stock includes the effect, if any, from the potential exercise or conversion of securities, such as convertible preferred stock and stock options, which would result in the issuance of incremental shares of common stock. For diluted net loss per share, the weighted-average number of shares of common stock is the same for basic net loss per share since when a net loss exists, potentially dilutive securities are not included in the calculation as their impact is anti-dilutive. The Company’s convertible preferred stock entitled the holder to participate in dividends and earnings of the Company, and, if the Company had recognized net income, it would have used the two-class method to calculate earnings per share. The two-class method was not applicable during periods with a net loss, as the holders of the convertible preferred stock had no obligation to fund losses.

The following table sets forth the computation of net loss per share, basic and diluted (in thousands, except share and per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Numerator:
Net loss	$(34,978)	$(20,564)	$(130,764)	$(59,855)
Denominator:
Weighted-average shares of common stock outstanding, basic and diluted	41,912,905	33,581,810	36,968,978	30,720,711

Net loss per share attributable to common stockholders, basic and diluted	$(0.83)	$(0.61)	$(3.54)	$(1.95)

Stock options outstanding have been excluded from the computation of diluted weighted-average shares of common stock outstanding, as they would be anti-dilutive. Stock options outstanding at September 30, 2025 and 2024 were 4,376,335 and 2,527,417, respectively.

(e)	Accounting Pronouncements Not Yet Adopted

In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures: Disaggregation of Income Statement Expenses. This standard requires the disclosure of more detailed information about the types of expenses in commonly presented expense captions, such as research and development, and general and administrative expenses. This standard will be effective for annual periods beginning after December 15, 2026 and interim periods beginning after December 15, 2027 and may be applied either prospectively or retrospectively. The Company is currently evaluating the impact that this standard may have on its year-end financial statements.

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

On January 23, 2024, the Company filed an amendment to its Certificate of Incorporation and effected a 15.21-for-1 reverse stock split of its issued and outstanding shares of common stock. All common stock share and per-share amounts presented in the financial statements and related notes have been retroactively adjusted to reflect the reverse stock split.

(h) License and Collaboration Agreements

The Company analyzes its license and collaborative agreements to assess whether they are within the scope of ASC 808, Collaborative Arrangements (“ASC 808”) to determine whether such arrangements involve joint operating activities performed by parties that are both active participants in the activities and exposed to significant risks and rewards that are dependent on the commercial success of such activities. To the extent the arrangement is within the scope of ASC 808, the Company assesses whether aspects of the arrangement are within the scope of other accounting literature. If the Company concludes that some or all aspects of the arrangement represent a transaction with a customer, it accounts for those aspects of the arrangement within the scope of ASC 606, Revenue from Contracts with Customers. None of the license and collaboration agreements discussed in Note 8 represent transactions with customers.

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

The following table presents information about the Company’s financial assets measured at fair value on a recurring basis and indicates the level of the fair value hierarchy utilized to determine such fair values (in thousands):

	September 30, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Level 1	Level 2	Level 3

Money market funds	$107,671	$—	$—	$107,671	$107,671	$—	$—
Corporate securities	82,463	62	(3)	82,522	17,318	65,204	—
Government securities	110,031	149	(1)	110,179	—	110,179	—
Total assets measured at fair value	$300,165	$211	$(4)	$300,372	$124,989	$175,383	$—

	December 31, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Level 1	Level 2	Level 3

Money market funds	$49,031	$—	$—	$49,031	$49,031	$—	$—
Corporate securities	114,577	10	(148)	114,439	—	114,439	—
Government securities	98,150	18	(91)	98,077	—	98,077	—
Total assets measured at fair value	$261,758	$28	$(239)	$261,547	$49,031	$212,516	$—

Cash balances were $5.0 million at September 30, 2025 and December 31, 2024, respectively. Money market funds are highly liquid investments. The pricing information on the Company’s money market fund is based on quoted prices in active markets. This approach results in a classification of these securities as Level 1 of the fair value hierarchy.

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

As of September 30, 2025, $274.6 million of our fixed income securities have maturity dates within the next twelve months, and $5.1 million have maturities within the next 12 to 24 months. All securities are considered available for sale.

ARRIVENT BIOPHARMA, INC.

NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS

(5)	Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	September 30,	December 31,
	2025	2024
Research and development	$19,895	$7,209
Professional fees	102	233
Insurance	450	174
Tax credit receivable	505	500
	$20,952	$8,116

(6)	Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	September 30,	December 31,
	2025	2024
Research and development	$10,823	$8,626
Professional fees	253	474
Compensation and related expenses	4,388	4,163
Other accrued expenses	105	67
	$15,569	$13,330

(7)	Stock-based Compensation

In June 2021, the Company adopted the 2021 Employee, Director and Consultant Equity Incentive Plan, as amended (the “2021 Plan”), that authorized the Company to grant up to 803,564 shares of common stock via stock-based compensation awards. In 2022, the Company amended the 2021 Plan and increased the total number of shares authorized under the 2021 Plan to 2,748,818. In January 2024, the Company adopted the 2024 Employee, Director and Consultant Equity Incentive Plan (the “2024 Plan”) that authorized the Company to grant up to 3,900,000 shares of common stock plus any remaining ungranted or forfeited shares from the 2021 Plan. As of September 30, 2025, there were 3,469,404 shares available to be granted under the 2024 Plan. The Company’s stock options vest based on the terms in the awards agreements and generally vest over four years. The Company recorded stock-based compensation expense in the following expense categories in its accompanying statements of operations and comprehensive loss (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Research and development	$1,611	$315	$4,091	$968
General and administrative	2,105	550	5,207	1,289
	$3,716	$865	$9,298	$2,257

ARRIVENT BIOPHARMA, INC.

NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS

The following is a summary of stock options activity:

			Weighted
		Weighted	average
		average	remaining	Aggregate
		exercise	contractual	Intrinsic Value
	Options	price	term (years)	(in thousands)
Outstanding as of December 31, 2024	2,531,144	$6.77
Granted	2,012,326	26.20
Exercised	(113,253)	3.94
Forfeited/Expired	(53,882)	16.84
Outstanding as of September 30, 2025	4,376,335	15.64	8.30	$28,475
Exercisable as of September 30, 2025	1,369,230	5.32	7.17	18,144
Vested and expected to vest at September 30, 2025	4,376,335	$15.64	8.30	$28,475

The weighted-average grant-date fair value of options granted in the first nine months of 2025 and 2024 were $20.98 and $8.53 per share, respectively. The fair value was estimated using the Black-Scholes option-pricing model based on the following assumptions:

Nine Months Ended
September 30,
	2025	2024
Risk-free interest rate	3.86% - 4.37%	3.69% - 4.66%
Expected term	5.5 - 6.1 years	5.5 - 6.1 years
Expected volatility	96.1% - 98.3%	93.1% - 98.6%
Expected dividend yield	—	—
Estimated fair value of the Company's common stock per share (a)	$18.03 - 27.56	$5.85 - 20.79

(a) Subsequent to the Company’s initial public offering on January 24, 2024, the fair value of common stock is based on the closing market price of common stock at the date of grant.

Unrecognized compensation cost for awards not vested as of September 30, 2025 was $41.7 million and will be expensed over a weighted-average period of 2.80 years.

(8)	Commitments, Contingencies, and Collaborations

The Company entered into various license and collaboration agreements under which it is obligated to make contingent payments as described below.

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

ARRIVENT BIOPHARMA, INC.

NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS

regulatory milestones and up to $655.0 million in commercial milestones. Furthermore, royalties, ranging from high single digit to low mid-teen percentages will be payable to Allist on net sales of licensed products in licensed territories.

In connection with the Allist Agreement, in December 2021, the parties also entered into a Joint Clinical Collaboration Agreement (“Clinical Collaboration”) to define the framework under which the parties will cooperate and share costs related to global clinical studies to be conducted jointly by the Company and Allist. During the nine months ended September 30, 2025 and 2024, the Company incurred $0.1 million and $0.5 million, respectively, in cost reimbursements to Allist under the Clinical Collaboration which have been recorded as research and development expense. During the three months ended September 30, 2024, the Company incurred $0.3 million in cost reimbursements to Allist under the Clinical Collaboration which have been recorded as research and development expense. No such payments were made during the three months ended September 30, 2025. The Company also received cost reimbursements from Allist of $0.8 and $0.4 million for the three months ended September 30, 2025 and 2024, respectively, which have been recorded as a reduction of research and development expenses. For the nine months ended September 30, 2025 and 2024, the Company received cost reimbursements from Allist of $1.4 and $0.8 million, respectively. Through September 30, 2025, no additional milestones were met or achieved or were probable of achievement.

Alphamab

In June 2024, the Company entered into a collaboration agreement with Jiangsu Alphamab Biopharmaceuticals Co., Ltd. (“Alphamab”) to discover, develop and commercialize novel antibody drug conjugates (“ADCs”) for the treatment of cancers (“Alphamab Agreement”).

Under the Alphamab Agreement, both companies seek to leverage Alphamab’s proprietary linker-payload platform and glycan-conjugation technology to identify novel ADCs for oncology indications. The Alphamab Agreement gives the Company exclusive rights to develop and commercialize ADCs globally, except Greater China, where Alphamab retains the right to develop and commercialize the ADCs.

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

The upfront payment was recorded to research and development expense during the three-month period ended June 30, 2024. During the nine months ended September 30, 2025, the Company paid $0.1 million in cost reimbursements to Alphamab under the Alphamab Agreement which have been recorded as research and development expense. Also during the nine months ended September 30, 2025, the Company paid $1.2 million upon the approval of a target pair selection, which was likewise included in research and development expense. No milestones have been met or achieved, or are probable of achievement, since the inception of the agreement.

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

ARRIVENT BIOPHARMA, INC.

NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

On August 9, 2024, the Company entered into an amendment and restatement of the Aarvik Collaboration Agreement, as amended on July 2, 2025 (the “Amended and Restated Aarvik Collaboration Agreement”). Under the Amended and Restated Aarvik Collaboration Agreement, Aarvik granted the Company an exclusive option to obtain exclusive rights to certain of Aarvik’s intellectual property for the research, development, manufacture, use, commercialization, or other exploitation of the ADCs related to (i) the two agreed targets to which the compounds being developed under the collaboration bind, and (ii) the acquisition of exclusive rights to certain intellectual property generated during the collaboration. From inception to date, under the Amended and Restated Aarvik Collaboration Agreement, the Company has paid Aarvik a collaboration initiation fee and research fees as provided in the SOWs in an aggregate amount of $5.2 million.

The Company incurred $0.5 million and $3.1 million in research and development expenses related to the Aarvik SOWs during the nine months ended September 30, 2025 and 2024, respectively. The Company incurred $0.2 million and $1.9 million in research and development expenses related to the Aarvik SOWs during the three months ended September 30, 2025 and 2024, respectively. With the exception of the option described above, no milestones have been met or achieved, or are probable of achievement, since the inception of the Aarvik Collaboration Agreement.

Lepu

On January 21, 2025, the Company entered into an Exclusive License Agreement (the “Lepu Biopharma Agreement”) with Lepu Biopharma Co., Ltd. (“Lepu”), pursuant to which Lepu granted the Company a right to develop and commercialize ARR-217, an antibody drug conjugate for gastrointestinal cancers outside Greater China.

Under the Lepu Biopharma Agreement, Lepu granted to the Company: (i) an exclusive, royalty-bearing, sublicensable license under certain intellectual property owned or controlled by Lepu, to develop, manufacture and commercialize any product containing ARR-217 for all uses in all countries and territories other than Greater China (the “ArriVent Territory”); and (ii) a non-exclusive license under certain intellectual property controlled by Lepu to develop, manufacture and commercialize any product containing ARR-217 for use in oncology in the ArriVent Territory. Under the Lepu Biopharma Agreement, the Company paid Lepu a one-time upfront payment of $40 million and, during the three months ended June 30, 2025, the Company paid $1.0 million to Lepu for the achievement of the first developmental milestone under the Lepu Biopharma Agreement as it became probable of achievement during the second quarter. Lepu is eligible to receive near-term milestone payments totaling another $6.0 million in cash. The upfront payment was included in research and development expenses. Finally, Lepu is eligible to receive payments of up to $0.3 billion in development and regulatory milestones, and up to $0.89 billion in commercial milestones, and tiered royalties in high single-digit to low-teen percentages on net sales in the ArriVent Territory.

Other than the milestone payment of $1.0 million recorded in the second quarter, and the one-time payment noted above, no milestones have been met or achieved, or are probable of achievement, since the inception of the Lepu Biopharma Agreement. During three and nine months ended September 30, 2025, the Company paid $0.5 million and $0.7 million, respectively, in research and development expenses related to the Lepu Biopharma Agreement.

ARRIVENT BIOPHARMA, INC.

NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS

(9)	Segment Information

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

The table below summarizes the significant expense categories regularly provided to the CODM for the nine months ended September 30, 2025 and 2024:

	Nine Months Ended September 30,
(in thousands)	2025	2024
Operating expenses:
Research and development: Firmonertinib (excluding personnel-related and other internal costs):
FURTHER	$7,560	$10,444
FURVENT	33,050	24,259
FAVOUR	332	133
Other Firmonertinib costs	7,108	2,455
Total Firmonertinib	48,050	37,291
Research and development: Early-stage programs	50,947	8,860
Research and development: Personnel-related and other internal costs	22,178	12,690
General and administrative: Personnel-related costs	11,018	6,071
General and administrative: Other costs	6,518	5,691
Other segment items (a)	(7,947)	(10,748)
Net loss	$(130,764)	$(59,855)

(a) Other segment items consists of interest and investment income.

ARRIVENT BIOPHARMA, INC.

NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS

(10)	Common Stock

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

During the nine months ended September 30, 2025, the Company sold 3,973,190 shares of common stock pursuant to the Sales Agreement for total proceeds of $87.3 million, net of commissions and other expenses. As of September 30, 2025, the Company has approximately $159.2 million remaining for future issuances of common stock pursuant to the Sales Agreement.

July Public Offering

On July 3, 2025, the Company closed an underwritten public offering in which the Company issued and sold an aggregate of 3,059,615 shares of its common stock, including the exercise in full of the underwriters’ option to purchase 576,923 additional shares of common stock, at a public offering price of $19.50 per share, and, in lieu of shares of common stock to certain investors, pre-funded warrants to purchase up to 1,363,469 shares of common stock at a public offering price of $19.4999 per pre-funded warrant, which represents the per share public offering price for the shares less the $0.0001 per share exercise price for each pre-funded warrant.  The pre-funded warrants were recorded as a component of shareholders’ equity within additional paid-in-capital and have no expiration date. As of September 30, 2025, none of the pre-funded warrants have been exercised.  The proceeds to the Company, net of underwriting discounts, commissions, and other expenses were $80.6 million.

The pre-funded warrants are exercisable at any time after their original issuance. A holder of pre-funded warrants may not exercise the pre-funded warrant if the holder, together with its affiliates, would beneficially own more than 4.99%, or, at the election of such holder upon issuance, 9.99%, of the number of shares of common stock outstanding or more than 4.99%, or, at the election of such holder upon issuance, 9.99%, of the combined voting power of the Company’s securities outstanding immediately after giving effect to such exercise. A holder of pre-funded warrants may increase or decrease this percentage to any other percentage not exceeding 19.99%, in the case of an increase, upon 61 days’ prior notice to the Company. As of September 30, 2025, there have been no exercises of pre-funded warrants since their issuance.

(11) Debt

On May 8, 2025, the Company entered into a Loan and Security Agreement (the “Loan Agreement”) between the Company, as borrower (the “Borrower”) and Silicon Valley Bank, a Division of First-Citizens Bank & Trust Company (the “Bank”), pursuant to which, the Bank agreed to extend up to $75.0 million to the Company (the “Term Loan”), consisting of: (i) a first tranche commitment of $35.0 million to be drawn at the Company’s option, subject to the satisfaction of certain conditions, (ii) a second tranche commitment of up to $15.0 million to be drawn at the Company’s option, subject to the satisfaction of certain conditions, and (iii) at the Company’s option, subject to the satisfaction of

ARRIVENT BIOPHARMA, INC.

NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS

certain conditions, a third tranche commitment of $25.0 million. No amounts have been drawn on this Term Loan as of September 30, 2025.

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

In June 2025, we announced plans to initiate ALPACCA (FURMO-006), the first randomized global Phase 3 study in first-line NSCLC in patients across PACC mutations. Enrollment of the first patient in the ALPACCA trial is expected in the fourth quarter of 2025.

In September 2025, we announced our final data from the FURTHER trial of firmonertinib in first-line patients with locally advanced or metastatic EGFRm NSCLC with PACC mutations. In this final readout, patients treated with 240 mg of firmonertinib were observed to experience 16.0 months median progression free survival and 14.6 months median duration of response. Further, 68.2% of patients treated in first-line at 240 mg and 43.5% of patients treated in first-line at 160 mg were observed to experience a reduction in tumor size of at least 30% from the baseline in a patient without evidence of progression as measured by RECIST 1.1 criteria, which measurement of reduction is the threshold in this trial for determination of the ORR. In addition, 47% (n=8/17) of patients with brain metastases at baseline were observed to experience a confirmed response utilizing modified RECIST 1.1 and 42.9% (n=6/14) of first line patients with brain metastases at baseline were observed to experience a reduction in tumor size of at least 30% from the baseline in a patient without evidence of progression as measured by RECIST 1.1 criteria. Firmonertinib was generally well-tolerated with interim safety results.

We entered into the Global Technology Transfer and License Agreement (Allist License Agreement), pursuant to which, we have, among other things, secured an exclusive, royalty bearing and sublicensable license under certain intellectual property, including patents and know-how, owned or controlled by Allist to develop and commercialize any product containing firmonertinib or any of its salts or derivatives as an active ingredient of a product, which is led by a joint collaboration committee, comprising of representatives from both Allist and us. Under the Allist License Agreement, we are obligated to pay Allist milestone payments up to an aggregate of $765.0 million upon the achievement of certain development, regulatory and sales milestone events as set forth in the Allist License Agreement. During the nine months ended September 30, 2025 and 2024, no milestones were met or achieved. We are also obligated under the Allist License Agreement to pay Allist tiered royalties based on net sales of Licensed Products (as defined in the Allist License Agreement). See “Business — Licenses, Partnerships and Collaborations — Allist Agreements” in our Annual Report.

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

Since our inception in April 2021, we have devoted substantially all of our resources to organizing and staffing our company, acquiring the rights to develop firmonertinib, ARR-217, and clinical development of firmonertinib, business planning, raising capital, identifying potential product candidates, enhancing our intellectual property portfolio and undertaking research and clinical and preclinical studies for our development programs. We do not have any products approved for sale and have not generated any revenue from product sales or otherwise. We have funded our operations to date primarily through the private placement of convertible preferred stock, our initial public offering in January 2024, our “at-the-market” offering, and our underwritten public offering of common stock and pre-funded warrants to purchase common stock in July 2025.

We have incurred significant operating losses since our inception and have not yet generated any revenue. Our net losses were $130.8 million and $59.9 million for the nine months ended September 30, 2025 and 2024, respectively. As of September 30, 2025, we had an accumulated deficit of $369.1 million. Our net losses may fluctuate significantly from quarter-to-quarter and year-to-year, depending on the timing of our preclinical studies, clinical trials and our expenditures on other research and development activities. We expect to continue to incur losses for the foreseeable future. We anticipate these losses will increase substantially as we:

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

On July 4, 2025, the “One Big Beautiful Bill Act” (the “Act”) was enacted into law. The Act contains changes to U.S. tax law including provisions allowing accelerated tax deductions for qualified research and development expenditures. We are continuing to evaluate the detailed provisions of the Act and their potential impact on our Consolidated Financial Statements. We have evaluated the detailed provisions of the Act and have determined that there is no material impact on our Condensed Consolidated Financial Statements as of September 30, 2025.

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

Results of Operations

Comparison of the Three Months Ended September 30, 2025 and 2024

The following table summarizes our results of operations for the three months ended September 30, 2025 and 2024:

	Three Months Ended September 30,
(in thousands)	2025	2024	Change
Operating expenses:
Research and development	$32,167	$20,088	$12,079
General and administrative	6,149	4,144	2,005
Total operating expenses	38,316	24,232	14,084
Operating loss	(38,316)	(24,232)	(14,084)
Interest and investment income	3,338	3,668	(330)
Net loss	$(34,978)	$(20,564)	$(14,414)

Research and Development

We track outsourced clinical and preclinical costs and other external research and development costs associated with our lead product candidate, firmonertinib, and other early-stage programs. We do not track internal research and development costs by product candidate. The following table summarizes our research and development expenses for the three months ended September 30, 2025 and 2024:

	Three Months Ended September 30,
(in thousands)	2025	2024	Change
Firmonertinib:
FURTHER	$2,116	$3,110	$(994)
FURVENT	13,814	8,959	4,855
FAVOUR	259	103	156
Other Firmonertinib costs	1,074	886	188
Total Firmonertinib	17,263	13,058	4,205
Early-stage programs	6,344	2,246	4,098
Personnel-related and other internal costs	8,560	4,784	3,776
Total research and development expenses	$32,167	$20,088	$12,079

Research and development expenses were $32.2 million and $20.1 million for the three months ended September 30, 2025 and 2024, respectively. The increase of $12.1 million was primarily due to an increase of $4.2 million related to expenditures on our lead product candidate, firmonertinib, $4.1 million in costs related to early-stage programs, and $3.8 million in personnel-related costs due to increased headcount. Costs related to firmonertinib increased as a result of increased costs related to our FURVENT Phase 3 clinical trial of $4.9 million, along with $0.2 million in increased costs for our FAVOUR trial and our general firmonertinib costs, respectively. Those increases were partially offset by a $1.0 million decrease in costs related to our FURTHER Phase 1 clinical trial.

General and Administrative

General and administrative expenses were $6.1 million and $4.1 million for the three months ended September 30, 2025 and 2024, respectively. The increase of $2.0 million was due primarily to increases in personnel-related costs.

Interest and Investment Income

Interest income was $3.3 million and $3.7 million for the three months ended September 30, 2025 and 2024, respectively. The decrease in interest income is due to decreased average invested balances.

Comparison of the Nine Months Ended September 30, 2025 and 2024

The following table summarizes our results of operations for the nine months ended September 30, 2025 and 2024:

	Nine Months Ended September 30,
(in thousands)	2025	2024	Change
Operating expenses:
Research and development	$121,176	$58,841	$62,335
General and administrative	17,535	11,762	5,773
Total operating expenses	138,711	70,603	68,108
Operating loss	(138,711)	(70,603)	(68,108)
Interest and investment income	7,947	10,748	(2,801)
Net loss	$(130,764)	$(59,855)	$(70,909)

Research and Development

We track outsourced clinical and preclinical costs and other external research and development costs associated with our lead product candidate, firmonertinib, and other early-stage programs. We do not track internal research and development costs by product candidate. The following table summarizes our research and development expenses for the nine months ended September 30, 2025 and 2024:

	Nine Months Ended September 30,
(in thousands)	2025	2024	Change
Firmonertinib:
FURTHER	$7,560	$10,444	$(2,884)
FURVENT	33,050	24,259	8,791
FAVOUR	332	133	199
Other Firmonertinib costs	7,108	2,455	4,653
Total Firmonertinib	48,050	37,291	10,758
Early-stage programs	50,947	8,860	42,087
Personnel-related and other internal costs	22,178	12,690	9,488
Total research and development expenses	$121,176	$58,841	$62,335

Research and development expenses were $121.2 million and $58.9 million for the nine months ended September 30, 2025 and 2024, respectively. The increase of $62.3 million was primarily due to an increase of $42.1 million related to expenditures on early-stage programs, $10.8 million of expenditures on our lead product candidate, firmonertinib, and $9.5 million in personnel-related costs due to increased headcount. Cost increases related to early-stage programs were largely due to a $40.0 million one-time up front payment pursuant to our collaboration with Lepu. Costs related to firmonertinib increased as a result of increased costs related to our FURVENT Phase 3 clinical trial of $8.8 million, increases in general firmonertinib costs of $4.7 million, and $0.2 million in cost increases related to our FAVOUR trial. These costs were partially offset by a decrease of $2.9 million in our FURTHER Phase 1 clinical trial.

General and Administrative

General and administrative expenses were $17.5 million and $11.8 million for the nine months ended September 30, 2025 and 2024, respectively. The increase of $5.8 million was due primarily to increases of $4.9 million in personnel-related costs and $0.7 million in accounting, legal, software, and other outside services.

Interest and Investment Income

Interest income was $7.9 million and $10.7 million for the nine months ended September 30, 2025 and 2024, respectively. The decrease in interest income is due to decreased average invested balances.

Liquidity and Capital Resources

Sources of Liquidity

We have previously funded our operations primarily through the private placement of convertible preferred stock, our initial public offering of common stock, our “at-the-market” offering, and our underwritten public offering of common stock and pre-funded warrants to purchase common stock in July 2025. To date, we have raised gross proceeds of $305.0 million from the issuance of convertible preferred stock. Additionally, in the first quarter of 2024, we completed our initial public offering of 11,180,555 shares of our common stock at a price to the public of $18.00 per share, including the exercise in full by the underwriters of their option to purchase 1,458,333 additional shares of our common stock, for aggregate proceeds of $183.2 million, net of underwriting discounts, commissions and other offering expenses. As of September 30, 2025, we had cash and cash equivalents and marketable securities of $305.4 million.

On February 3, 2025, we filed an automatic shelf registration statement on Form S-3ASR (File No. 333-284661) with the SEC. The shelf registration statement consists of (i) a base prospectus pursuant to which we may offer and sell, from time to time, shares of our common stock, shares of our preferred stock, various series of debt securities, warrants, rights, and/or units to purchase any of such securities in one or more registered offerings, and (ii) a prospectus supplement pursuant to which we may offer and sell, from time to time, up to $250 million of shares of common stock in “at-the-market” offerings. During the nine months ended September 30, 2025, we sold 3,973,190 shares of common stock pursuant to our Open Market Sale AgreementSM with Jefferies LLC (ATM Program) for total proceeds of $87.3 million, net of commissions and other expenses. As of September 30, 2025, we have approximately $159.2 million remaining for future issuances of common stock pursuant to the ATM Program. There has been no material change in the planned use of proceeds as described in the shelf registration statement. None of the offering expenses were paid or payable, directly, or indirectly, to our directors, officers, or persons owning 10% or more of any class of equity securities or to our affiliates.

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

On July 3, 2025, we closed an underwritten public offering (the July 2025 Offering) in which we issued and sold an aggregate of 3,059,615 shares of our common stock, including the exercise in full of the underwriters’ option to purchase 576,923 additional shares of common stock, at a public offering price of $19.50 per share, and, in lieu of shares of common stock to certain investors, pre-funded warrants to purchase up to 1,363,469 shares of common stock at a public offering price of $19.4999 per pre-funded warrant, which represents the per share public offering price for the shares less the $0.0001 per share exercise price for each pre-funded warrant. The proceeds to us, net of underwriting discounts, commissions, and other expenses, were $80.6 million.

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

We believe that our existing cash and cash equivalents and marketable securities as of September 30, 2025 will be sufficient to meet our anticipated cash requirements through at least twelve months from the issuance date of these financial statements. However, our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially. We have based this estimate on assumptions that may prove to be wrong, and we could deplete our capital resources sooner than we expect.

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

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Nine Months Ended September 30,
(in thousands)	2025	2024
Net cash (used in) provided by:
Operating activities	$(129,930)	$(54,060)
Investing activities	(29)	—
Financing activities	168,338	186,526
Net increase in cash and cash equivalents	$38,379	$132,466

Operating Activities

Net cash used in operating activities was $129.9 million for the nine months ended September 30, 2025 reflecting our net loss of $130.8 million and a $8.5 million decrease in our operating assets and liabilities attributable to the timing in which we pay our vendors for research and development activities. These decreases were partially offset by $9.3 million in stock-based compensation. Included in the net loss is a $40.0 million upfront payment made in conjunction with our collaboration with Lepu.

Net cash used in operating activities was $54.0 million for the nine months ended September 30, 2024 reflecting our net loss of $59.9 million, offset by a $3.5 million net decrease in our operating assets and liabilities attributable to the timing in which we pay our vendors for research and development activities, and $2.3 million in stock-based compensation.

Investing Activities

Net cash used by investing activities for each of the nine months ended September 30, 2025 and 2024 were less than $0.1 million.

Financing Activities

Net cash provided by financing activities was $168.3 million for the nine months ended September 30, 2025. This was due to $87.3 million of proceeds from sales under the ATM Program and $80.6 million from the July 2025 Offering, both net of expenses. In addition, $0.4 million was provided by stock option exercises.

Net cash provided by financing activities was $186.5 million for the nine months ended September 30, 2024, primarily due to the net proceeds from our initial public offering.

Contractual Obligations and Commitments

As of September 30, 2025, except for the operating lease, we did not have any long-term obligations, capital lease obligations, purchase obligation or long-term liabilities. We enter into contracts in the normal course of business with third-party CROs and clinical trial sites for our clinical trials, and with supply vendors for other services and products for operating purposes. These contracts generally provide for termination after a notice period, and, therefore, are cancelable contracts. Amounts related to contingent milestone payments under our license and collaboration agreements are not yet considered contractual obligations, and not included in the table above, as they are contingent on the successful achievement of certain clinical, regulatory and commercial milestones.

We also have commitments for obligations under our agreements with Allist, Jiangsu Alphamab Biopharmaceuticals Co., Ltd., Aarvik Pharmaceuticals, Inc., and Lepu. Under these agreements we are required to make milestone payments upon successful completion of certain clinical, regulatory, development, sales and commercial milestones. Additionally, we are required to make royalty payments in connection with the sale of products developed under these agreements. Because the achievement of these milestones and royalties is not probable and payment is not required as of September 30, 2025, such contingencies have not been recorded in our financial statements. For additional information regarding our agreements, see Note 8 to our accompanying financial statements in Part I, Item 1 of this Quarterly Report.

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

We will remain an emerging growth company until the earliest of (i) the last day of the fiscal year following the fifth anniversary of the consummation of our initial public offering, (ii) the last day of the fiscal year in which we have total annual gross revenue of at least $1.235 billion, (iii) the day on which we are deemed to be a “large accelerated filer” as defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended (Exchange Act) or (iv) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period.

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

As of September 30, 2025, the Company conducted an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15(d)-15(e) promulgated under the Exchange Act. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of the end of the period covered by this Quarterly Report.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended September 30, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

Rule 10b5-1 Trading Plans

During the fiscal quarter ended September 30, 2025, none of our directors or executive officers adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement” as defined in Item 408(c) of Regulation S-K.

Item 6. Exhibits

Exhibit Number	Description of Exhibit
3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K (File No. 001-41929) filed with the SEC on January 30, 2024).
3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 of the Registrant’s Current Report on Form 8-K (File No. 001-41929) filed with the SEC on January 30, 2024).
4.1	Form of Pre-Funded Warrant (incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K (File No. 001-41929) filed with the SEC on July 2, 2025).
10.1+*	Amended and Restated Non-Employee Director Compensation Policy.
10.2#*	Amendment No. 1 to the Amended and Restated Research Collaboration Agreement, by and between the Registrant and Aarvik Therapeutics, Inc., dated July 2, 2025.
31.1*	Certification of Chief Executive Officer Pursuant to Rule 13a-15(e) or Rule 15d-15(e) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-15(e) or Rule 15d-15(e) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer of Periodic Report Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer of Periodic Report Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Schema Document.
101.CAL	Inline XBRL Calculation Linkbase Document.
101.DEF	Inline XBRL Definition Linkbase Document.
101.LAB	Inline XBRL Label Linkbase Document.
101.PRE	Inline XBRL Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101).
*	Filed with this Quarterly Report on Form 10-Q.
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

ARRIVENT BIOPHARMA, INC.

Date: November 10, 2025	By:	/s/ Zhengbin (Bing) Yao, Ph.D.
Zhengbin (Bing) Yao, Ph.D.
Chairman, President and Chief Executive Officer
(principal executive officer)

Date: November 10, 2025	By:	/s/ Winston Kung
Winston Kung
Chief Financial Officer and Treasurer
(principal financial officer and principal accounting officer)