Form 10-K
period 2025-12-31
ArriVent BioPharma, Inc.
filed 2026-03-05
CIK 1868279

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

The aggregate market value of the common stock held by non-affiliates of the registrant, based on the closing price of the shares of common stock on The Nasdaq Global Market on June 30, 2025 (the last business day of the registrant’s most recently completed second fiscal quarter), was $762,664,165.

The number of shares of registrant’s common stock outstanding as of March 4, 2026 was 44,201,622.

Documents Incorporated by Reference

The information required by Part III of this Annual Report on Form 10-K, to the extent not set forth herein, is incorporated herein by reference from the registrant’s definitive proxy statement relating to the Annual Meeting of Stockholders to be held in 2026, which definitive proxy statement shall be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Annual Report on Form 10-K relates.

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

PART I

Item 1. Business

Overview

We are a clinical-stage biopharmaceutical company dedicated to the identification, development and commercialization of differentiated medicines to address the unmet medical needs of patients with cancers. We seek to utilize our team’s deep drug development experience to maximize the potential of our lead product candidate, firmonertinib, and advance a pipeline of novel therapeutics, such as next-generation antibody drug conjugates, including ARR-217 (MRG007), through approval and commercialization in patients suffering from cancer, with an initial focus on solid tumors. Firmonertinib is currently being evaluated in multiple clinical trials across a range of epidermal growth factor receptor (EGFR) mutations (EGFRm) in non-small cell lung cancer (NSCLC). We are conducting a pivotal Phase 3 clinical trial of firmonertinib in treatment naive, or first-line, patients with locally advanced or metastatic EGFRm NSCLC with exon 20 insertion mutations and a pivotal Phase 3 clinical trial of firmonertinib in first-line patients with locally advanced or metastatic EGFRm NSCLC with P-loop and-alpha-c-helix compressing (PACC) mutations. We are conducting a Phase 1 clinical trial of ARR-217 in patients with unresectable locally advanced or metastatic solid tumors.

We received Breakthrough Therapy Designation (BTD) for firmonertinib for first line EGFRm NSCLC with exon 20 insertion from the U.S. Food and Drug Administration (FDA) in October 2023, and Orphan Drug Designation for treatment of NSCLC with EGFRm or human epidermal growth factor receptor 2 (HER2) mutations or human epidermal growth factor receptor 4 (HER4) mutations in February 2024. A product candidate can receive BTD if preliminary clinical evidence indicates that the product candidate, alone or in combination with one or more other drugs, may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. For drugs that have received BTD, interaction and communication between the FDA and the sponsor can help to identify the most efficient path for development, although BTD may not result in a faster development process, review or approval and does not increase the likelihood that the product candidate will ultimately receive FDA approval for any indication.

In 2021, we licensed from Shanghai Allist Pharmaceuticals, Co. Ltd (Allist) the right to develop and commercialize firmonertinib worldwide, with the exception of greater China, which includes mainland China, Hong Kong, Macau and Taiwan. Firmonertinib is an investigational, novel, EGFR mutant-selective tyrosine kinase inhibitor (TKI) that we are developing for the treatment of NSCLC patients across a broader set of EGFR mutations (EGFRm) than are currently served by approved EGFR TKIs. Firmonertinib is currently only approved and commercially distributed by Allist in China as a first-line therapy to treat classical EGFRm NSCLC. The FDA has not approved firmonertinib for any use. We selected firmonertinib for global development against nonclassical, or uncommon, mutations based on preliminary reductions in tumor size observed in seven out of ten patients with EGFR exon 20 insertion mutations treated with firmonertinib in the ongoing Phase 1b clinical trial, the FAVOUR trial, conducted by Allist in China, and preclinical activity in PACC mutations, each a subtype of uncommon mutation. In a subsequent interim data readout from the FAVOUR trial of firmonertinib administered at 240 mg once daily in first-line patients with locally advanced or metastatic EGFRm NSCLC with exon 20 insertion mutations, 79% of patients (n=22 out of 28 patients) were observed to experience a reduction in tumor size of at least 30%. In a final analysis from the Phase 1b FURTHER trial of firmonertinib, which included a cohort of EGFRm NSCLC with PACC mutations, we observed 16.0 months median progression free survival (mPFS) with firmonertinib 240 mg in first-line, confirmed overall response rate (cORR) 68.2% (n=15 out of 22 1L patients at 240mg) and duration of response (DOR) 14.6 months, and confirmed CNS (central nervous system) responses with firmonertinib including complete responses (CRs).

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

We are currently conducting a pivotal Phase 3 clinical trial, the FURVENT clinical trial, in first-line locally advanced or metastatic non-squamous EGFRm NSCLC patients with exon 20 insertion mutations and we expect topline data from this trial in mid-2026. Additionally, we are conducting a pivotal Phase 3 clinical trial, the ALPACCA clinical trial, in first-line locally advanced or metastatic non-squamous EGFRm NSCLC patients PACC mutations. In September 2025, our final Phase 1b PACC data reported 68.2% of patients (n=15 out of 22 1L patients at 240 mg) were observed to experience a confirmed reduction in tumor size of at least 30% from the baseline without evidence of progression as measured by RECIST 1.1 criteria. The confirmed mPFS in these patients was 16.0 months.

Since our inception in 2021, we have assembled a robust oncology pipeline by leveraging our global network and our experience in business development transactions. In 2021, we licensed from Allist the right to develop and commercialize firmonertinib worldwide, with the exception of greater China, which includes mainland China, Hong Kong, Macau and Taiwan. Also in 2021, we entered into a research collaboration, as amended, with Aarvik Therapeutics, Inc. (Aarvik) to leverage its proprietary multi-target, multivalent, site-specific conjugation antibody platform to discover next-generation antibody drug conjugates (ADCs) with improved activity and safety over single target bivalent ADCs. In 2024, we entered into a collaboration agreement with Jiangsu Alphamab Biopharmaceuticals Co., Ltd. (Alphamab), a wholly owned subsidiary of Alphamab Oncology, to discover, develop and commercialize novel ADCs for the treatment of cancers globally, with the exception of greater China, which includes mainland China, Hong Kong, Macau and Taiwan. In January 2025, we entered into an Exclusive License Agreement (the Lepu Biopharma Agreement) with Lepu Biopharma Co. Ltd. (Lepu Biopharma) pursuant to which Lepu Biopharma granted us the right to develop and commercialize ARR-217 (MRG007), a CD-H17-targeting ADC for gastrointestinal cancers outside greater China, which includes mainland China, Hong Kong, Macau, and Taiwan.

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

NSCLC: non-small cell lung cancer; EGFR: epidermal growth factor receptor; PACC: P-loop alpha-c helix compressing; TKI: tyrosine kinase inhibitor; BTD: Breakthrough Therapy Designation; ADC: Antibody Drug Conjugate; GI Tumors: gastrointestinal tumors; 1L: First-line therapy; Global Ex-China: Worldwide, except mainland China, Hong Kong, Macau and Taiwan.

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

To date, firmonertinib has been evaluated in multiple clinical trials with an aggregate patient population of over 1,000 patients against a broad range of EGFRm NSCLC, including both classical and uncommon EGFRm. Based on the results of preclinical and clinical trials conducted to date, we believe that firmonertinib has the potential to retain many of the key advantages of third-generation EGFR TKIs compared to first- and second-generation EGFR TKIs, including overcoming T790M mutations that confer resistance to earlier generation TKIs, while also targeting a broader set of EGFRm. In 2022, Allist reported the results of its FURLONG clinical trial, a double blind, placebo-controlled Phase 3 clinical trial of firmonertinib in first-line NSCLC patients with classical EGFRm. In FURLONG, firmonertinib was compared with the first-generation EGFR TKI, gefitinib, and demonstrated superior progression free survival (PFS) over gefitinib, showing a median PFS of 20.8 months versus 11.1 months for gefitinib. Firmonertinib’s ability to cross the blood-brain barrier was also demonstrated in this clinical trial with a central nervous system (CNS) metastases specific ORR, which measured reduction of tumor size of at least 30% in brain metastases if present at the start of therapy, of 91% versus 65% for gefitinib. Based on observed clinical activity against exon 20 insertions in the FAVOUR clinical trial and observed activity against PACC mutations in the FURTHER clinical trial, we believe firmonertinib is potentially differentiated from third-generation EGFR TKIs approved for classical EGFRm NSCLC.

In the United States and the European Union, standard of care for first-line therapy in EGFRm NSCLC involving exon 20 insertion mutations is platinum-based chemotherapy with pemetrexed with or without amivantamab. These regimens have significantly lower response rates and DOR compared to results achieved in first-line patients with classical EGFRm who can be treated with approved third-generation EGFR TKIs. Over 9% of EGFRm NSCLC patients are estimated to have exon 20 insertion mutations. However, amivantamab appears to lack brain penetrance to effectively treat brain metastasis. In March 2024 and July 2024, amivantamab in combination with chemotherapy, was approved in the United States and Europe, respectively, for first line EGFRm NSCLC patients with exon 20 insertion mutations. However, amivantamab is an intravenously administered biologic lacking the advantages of oral therapies. Furthermore, amivantamab is being dosed in combination with chemotherapy in this setting with chemotherapy associated toxicities. We believe firmonertinib, if approved, has the potential to become a chemotherapy-free oral regimen in first-line EGFRm NSCLC patients with exon 20 insertion mutations given the clinical data generated in this patient population to date.

Guidelines employing TKIs for the treatment of many of the PACC EGFRm are not established and, as a result, chemotherapy is often used as the default course of therapy, offering limited efficacy and introducing chemotherapy-related toxicity. Afatinib (GILOTRIF®), a second-generation TKI, is also used in some patients, but has an unfavorable safety profile and is not brain penetrant. Osimertinib is frequently used in some patients, but the activity of osimertinib in such patients is less than its activity in patients with classical EGFRm NSCLC. Over 12% of EGFRm NSCLC patients are estimated to have PACC mutations. If approved, we believe firmonertinib has the potential to become a leading treatment option for first-line EGFRm NSCLC patients with PACC mutations based on firmonertinib’s preclinical and clinical activity observed against these mutations and the evaluation of firmonertinib in multiple clinical trials.

Our Firmonertinib Development Initiative

We have designed a robust global clinical development plan across a broad spectrum of EGFRm NSCLC patient populations for which we believe firmonertinib will have a differentiated profile compared to currently available treatments. The following table describes the key planned and ongoing clinical trials of firmonertinib conducted by us or our collaboration partners:

*Allist sponsor; 1L: First-Line Therapy; 2L+: Second-line or greater therapy.

FURVENT — Our Ongoing Phase 3 Clinical Trial in First-Line Non-Squamous Locally Advanced or Metastatic EGFRm NSCLC Patients with Exon 20 Insertion Mutations

We enrolled 398 patients in FURVENT, a global, pivotal Phase 3 clinical trial of firmonertinib in first-line non-squamous locally advanced or metastatic NSCLC patients with exon 20 insertion mutations being conducted jointly with Allist. Our FURVENT clinical trial is designed to assess the safety and efficacy of firmonertinib administered at either 160 mg or 240 mg, once-daily as compared to platinum-based chemotherapy with pemetrexed, the current first-line standard of care. The primary endpoint of this study is PFS. We enrolled 398 patients globally, including from sites in the United States, Europe and certain Asian countries including China. We expect topline data from our FURVENT clinical trial in mid-2026.

FAVOUR — Phase 1b Clinical Trial in NSCLC Patients with EGFR Exon 20 Insertion Mutations

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

FURTHER — Our Ongoing Phase 1b Clinical Trial in NSCLC Patients with EGFR Activating Mutations including PACC Mutations

We have completed enrolling patients in FURTHER, an ongoing, global Phase 1b dose escalation and expansion clinical trial being conducted jointly with Allist. It is intended to evaluate the safety, pharmacokinetics and preliminary anti-tumor activity of once-daily firmonertinib when used in patients with NSCLC involving locally advanced or metastatic disease that have previously received systemic therapy and whose tumors contain EGFR activating mutations. Anti-tumor activity is measured by confirmed complete response, defined as the disappearance of all target lesions, or partial response, defined as at least a 30% decrease in target lesions in the absence of a complete response, relative to the total number of patients. The pharmacokinetics, adverse events, serious adverse events, and observed anti-tumor activity in the exon 20 patients of firmonertinib in the clinical trial to date are consistent with those observed in the FAVOUR clinical trial conducted in China. The FURTHER clinical trial includes a cohort of 60 patients with a PACC EGFRm who are TKI treatment-naïve, and has been fully enrolled. In September 2025, we announced our final data from the FURTHER trial of firmonertinib in first-line patients with locally advanced or metastatic EGFRm NSCLC with PACC mutations. In this final readout, patients treated with 240 mg of firmonertinib were observed to experience 16.0 months mPFS and 14.6 months median duration of response. Further, 68.2% of patients treated in first-line at 240 mg and 43.5% of patients treated in first-line at 160 mg were observed to experience a reduction in tumor size of at least 30% from the baseline in a patient without evidence of progression as measured by RECIST 1.1 criteria, which measurement of reduction is the threshold in this trial for determination of the ORR. In addition, 47% (n=8/17) of patients with brain metastases at baseline were observed to experience a confirmed response utilizing modified RECIST 1.1 and 42.9% (n=6/14) of first line patients with brain metastases at baseline were observed to experience a reduction in tumor size of at least 30% from the baseline in a patient without evidence of progression as measured by RECIST 1.1 criteria. Firmonertinib was generally well-tolerated and consistent with interim safety results.

ALPACCA —  Our Ongoing Phase 3 Clinical Trial in First-Line Non-Squamous Locally Advanced or Metastatic EGFRm NSCLC Patients with PACC Mutations

In December 2025, we announced the first patient dosed and plan to enroll 480 patients in ALPACCA, a global, pivotal Phase 3 clinical trial of firmonertinib in first-line non-squamous locally advanced or metastatic NSCLC patients with PACC mutations being conducted jointly with Allist. Our ALPACCA clinical trial is designed to assess the safety and efficacy of firmonertinib administered at 240 mg, once-daily as compared to an investigator’s choice of osimertinib or afatinib. The co-primary endpoints of this study are ORR and PFS. The study design reflects design elements from the FDA’s Project FrontRunner where we have the potential to seek accelerated approval based on ORR and full approval based on PFS.

Planned Adjuvant Study in NSCLC Patients with Uncommon EGFRm, including Exon 20 Insertion and PACC Mutations

The potential for EGFR TKIs that have demonstrated efficacy, safety and tolerability in the metastatic setting to improve disease-free and overall survival when administered in the adjuvant setting has been demonstrated by osimertinib in NSCLC patients with a classical EGFRm. We believe firmonertinib similarly has the potential to improve outcomes when administered as adjuvant therapy to EGFRm NSCLC patients with uncommon EGFRm, as these patients are not eligible for treatment with osimertinib. We intend to participate in a global adjuvant study of firmonertinib in EGFRm NSCLC with uncommon mutations initiated in China, or to conduct a parallel study, depending on results obtained from currently ongoing clinical trials.

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

Our Antibody Drug Conjugate Collaborations

Consistent with our focus on curating a pipeline of innovative, impactful oncology therapies across modalities, we are advancing next-generation ADCs. ADCs are a promising modality for treating cancer due to their ability to target chemotherapy directly to the tumor cells. We are using Aarvik’s proprietary multi-target, multivalent site-specific conjugation antibody platform to discover and develop ADCs with potentially improved activity and safety over single target bivalent ADCs. We identified a preclinical candidate ARR-002 and have initiated Investigational New Drug (IND)-enabling activities. We are also working with Alphamab to leverage their proprietary linker-payload platform and glycan-conjugation technology to discover, develop, and commercialize ADCs for the treatment of cancers. Pursuant to the Lepu Biopharma Agreement, we are developing ARR-217, a novel CDH17-targeting ADC for the treatment of gastrointestinal cancers, which is currently in Phase 1 clinical development.

Our Team and Approach

We were founded and acquired the rights to develop and commercialize firmonertinib worldwide, with the exception of greater China, which includes mainland China, Hong Kong, Macau and Taiwan, in 2021. We believe that our deep expertise in developing oncology drugs, executing cross border business transactions and track record building companies will allow us to expand our portfolio globally, across the oncology landscape. Our co-founder, Chief Executive Officer and Chairman is Zhengbin (Bing) Yao, Ph.D. Prior to ArriVent, Dr. Yao was Chief Executive Officer and Chairman of Viela Bio, Inc. (Viela), which he co-founded in 2018 by licensing a portfolio of therapeutics from AstraZeneca. Viela was subsequently acquired by Horizon Therapeutics plc in 2021 for $3.1 billion. Prior to Viela, Dr. Yao served as Senior Vice President at MedImmune, Inc. and as Senior Vice President and Head of the Immuno-Oncology Franchise at AstraZeneca. Our other co-founder and President of Research and Development is Stuart Lutzker, M.D., Ph.D. Dr. Lutzker joined from Genentech, Inc., where he served in a number of senior Research and Development roles. Most recently, Dr. Lutzker was Vice President and Head of Oncology, Early Clinical Development and oversaw the early clinical phase development of a number of approved products. See “Certain Relationships and Related Transactions, and Director Independence” for more information.

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

Our Strategy

We intend to become a leading biopharmaceutical company through the identification, development and commercialization of differentiated medicines to address the unmet medical needs of patients with cancers. To accomplish this objective, we plan to:

Maximize the potential of firmonertinib — develop and commercialize firmonertinib for the treatment of a broad array of EGFRm NSCLC indications.

●	Advance firmonertinib through the pivotal Phase 3 FURVENT clinical trial and seek approval as a first-line therapy for non-squamous locally advanced or metastatic EGFRm NSCLC patients with exon 20 insertion mutations. Exon 20 insertion mutations represent one of the most prevalent uncommon EGFR mutations and make up over 9% of the EGFR NSCLC patient population. While the antibody amivantamab has been approved as second-line therapy and chemotherapy in combination with amivantamab approved in first line therapy, no TKI has been approved as first-line therapy in this indication. We believe the interim data obtained as of June 15, 2023 in the Phase 1b FAVOUR clinical trial, in which patients were administered a 240 mg once-daily dose of firmonertinib, supports the progression of firmonertinib to the next phase of clinical trials. In that interim data readout, 79% of treatment naïve patients (n=22 out of 28 patients) were observed to experience a reduction in tumor size of at least 30% from the baseline in a patient without evidence of progression as measured by RECIST 1.1 criteria. This measurement of reduction is the threshold in this trial for a partial response and for inclusion in determination of the ORR, which is the primary endpoint of this trial. We received Breakthrough Therapy Designation for firmonertinib for the treatment of this disease from the FDA in October 2023, and Orphan Drug Designation for treatment of NSCLC with EGFRm or HER2 mutations or HER4 mutations in February 2024. We do not currently intend to conduct a Phase 2 trial in first-line non-squamous locally advanced or metastatic EGFRm NSCLC patients with exon 20 insertion mutations. We have completed enrollment in our global, pivotal Phase 3 FURVENT clinical trial in first-line non-squamous locally advanced or metastatic EGFRm NSCLC patients with exon 20 insertion mutations and we expect topline data from this clinical trial in mid-2026.
●	Continue to advance firmonertinib through the pivotal Phase 3 ALPACCA clinical trial in EGFRm NSCLC patients with PACC mutations. We are also advancing the clinical development of firmonertinib as a potential treatment for EGFRm NSCLC patients with PACC mutations. PACC mutations are a distinct set of approximately 70 EGFR-activating mutations, associated with over 12% of EGFRm NSCLC patients. Guidelines employing TKIs for many of the PACC-specific EGFR mutations are not established and, as a result, chemotherapy is often used as the default course of therapy, offering limited efficacy and introducing chemotherapy-related toxicity. Osimertinib is frequently used in some patients, but the activity of osimertinib in such patients is much less than its activity in classical EGFR mutant NSCLC. Afatinib, a second-generation TKI, is also used in some patients, but has an unfavorable safety profile and is not brain penetrant. We are investigating the use of firmonertinib to treat a broad set of PACC mutations the ALPACCA clinical trial based on firmonertinib’s observed activity against PACC mutations in preclinical studies together with the evaluation of firmonertinib in multiple clinical trials with an aggregate patient population of over 1000 patients, including over 450 patients outside China. We have initiated our pivotal Phase 3 ALPACCA study with our first patient dosed in December 2025.
●	Evaluate the clinical benefit of treating early-stage disease with firmonertinib. We also intend to participate in a global registrational Phase 3 clinical trial initiated in China, or to conduct a parallel study, to investigate the potential benefit of firmonertinib in the adjuvant setting in NSCLC patients with uncommon EGFRm that are not eligible for osimertinib such as exon 20 insertion and PACC mutations. We intend to join the adjuvant study of firmonertinib, or to conduct a parallel study, once the EGFRm patient group is further defined based on ongoing clinical trials in the metastatic setting.
●	Employ combination strategies with firmonertinib to overcome and prevent resistance to EGFR TKI in NSCLC involving classical mutations. Acquired resistance presents an inevitable challenge to longer-term EGFRm NSCLC management. As such, we are evaluating the use of firmonertinib in combination with other potential agents to extend patient benefit in EGFRm NSCLC patients.

Advance novel therapeutic product candidates for unmet medical needs, leveraging innovative platforms and technologies starting with ADCs.

●	Discover and develop differentiated next-generation ADCs for solid tumors. ADCs are a promising modality for treating cancer due to their ability to target chemotherapy directly to the tumor cells. We have entered into a research collaboration with Aarvik to leverage its proprietary multi-target, multivalent, site-specific conjugation antibody platform to discover ADCs with potentially improved activity and safety over single target bivalent ADCs for oncology indications globally. We identified a preclinical candidate, ARR-002, and have initiated IND-enabling activities. We have also entered into a collaboration with Alphamab to discover, develop and commercialize novel ADCs. We are working with Alphamab to leverage their proprietary linker-payload platform and glycan-conjugation technology to identify novel ADCs for oncology indications globally, except greater China, which includes mainland China, Hong Kong, Macau and Taiwan where Alphamab retains the right to develop and commercialize ADCs. We entered into a license agreement with Lepu Biopharma pursuant to which Lepu Biopharma granted us a right to develop and commercialize ARR-217, an antibody drug conjugate targeting CDH17 for gastrointestinal cancers outside greater China, which is mainland China, Hong Kong, Macau and Taiwan.

ARR-217 is currently enrolling patients in a Phase 1 clinical study. This is an open-label, multi-center, Phase 1 study to evaluate the safety, tolerability, efficacy, and pharmacokinetics of ARR-217 (MRG007) in patients with unresectable locally advanced or metastatic solid tumors.

Broaden our pipeline through expanded business development initiatives.

●	Acquire rights to additional therapeutic candidates targeting solid tumors. We intend to use our demonstrated capabilities in business development to establish additional collaborations and acquire the rights to drug candidates designed to treat solid tumors and address significant unmet medical needs of patients with cancers. While we source candidates from across the globe, our initial focus has been on drugs originally discovered and developed in China for potential commercialization in the United States, the European Union, and other jurisdictions. For programs that we in-license, we plan to pursue a global development strategy to enable approval and commercialization in a broad set of geographies. We remain agnostic as to therapeutic modality, which we believe will expand our access to drug candidates with attractive therapeutic profiles.

●	Track record of establishing collaborations and license agreements. Since our inception in 2021, we have established four licensing agreements for oncology assets, including our lead product candidate firmonertinib, and the ADC product candidates ARR-217, ARR-002, ARR-421 and ARR-173. We believe in continuing to build our pipeline through sourcing innovation globally and remaining nimble in developing such programs in collaboration with our partners.

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

Numerous EGFR mutations have been identified that cluster within the EGFR kinase domain encoded by exons 18-21 in the EGFR gene. These mutations, which include amino acid insertions, deletions and substitutions, activate EGFR signaling within the tumor cell and can be categorized as either classical or uncommon mutations. Classical mutations involving a deletion in amino acids encoded by exon 19 and another involving a substitution of the amino acid arginine for leucine at codon 858, which is referred to as an L858R mutation, are responsible for approximately 69% of NSCLC patients with an EGFRm. The uncommon mutations may be categorized based on the structural change to the drug binding pocket of the EGFR kinase domain, with the two most frequent groups of uncommon mutations involving an exon 20 insertion or PACC mutations of the EGFR. These two types of uncommon mutations account for approximately 22% of patients with EGFRm NSCLC and the life expectancy for NSCLC patients with uncommon EGFRm, including exon 20 insertion and PACC mutations, is lower. The distribution of patients with EGFR-mutation positive NSCLC is presented below. EGFRm are detected by numerous commercially available FDA-approved DNA tests, either Polymerase Chain Reaction (PCR) or Next Generation Sequencing (NGS), utilizing either tumor tissue or blood samples and testing for EGFRm, as well as other activating gene mutations, is considered standard in the management of NSCLC as per national guidelines such as National Comprehensive Cancer Network (NCCN). We are working with a diagnostics company to develop an FDA-approved NGS test for confirming EGFR exon 20 insertion mutations in our clinical trial and if firmonertinib is approved, we believe it would be indicated for patients with EGFRm as detected by an FDA-approved DNA test.

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

Osimertinib was the first third-generation TKI to receive FDA approval and is currently a standard of care for patients with EGFRm NSCLC involving classical mutations and the related treatment emergent T790M mutation in the majority of countries worldwide. Osimertinib provides an improved AE profile, including a reduction in severe adverse events, compared to the earlier generation EGFR targeted TKIs and displays a greater ability to cross the blood-brain barrier, enabling efficacy against metastases involving the CNS. The ability to treat CNS metastases is of notable importance as patients with EGFR-activating mutations are particularly susceptible to the development of brain metastases, which can occur in up to 70% of patients during the course of their disease. In 2024, amivantamab in combination with lazertinib was approved for the treatment of first-line NSCLC patients with EGFR exon 19 deletions or exon 21 L858R substitution mutations. Amivantamab is a bispecific antibody and lazertinib is a third-generation EGFR TKI. The key limitations of therapies in EGFRm NSCLC are presented in the graphic below:

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

Firmonertinib: Our Lead Development Candidate

Our lead development candidate is firmonertinib, an investigational, novel, EGFR mutant-selective TKI that we are developing for the treatment of patients with NSCLC harboring a broader set of EGFRm than are currently served by approved EGFR TKIs. Firmonertinib is currently approved and commercially distributed by Allist in China as a first-line treatment of locally advanced or metastatic NSCLC patients with classical EGFRm as well as pre-treated patients with T790M mutations. In addition, in an interim data readout from the FAVOUR trial of firmonertinib, reductions in tumor size have been observed in patients with exon 20 insertion mutations and activity in PACC mutations has been observed in an interim data readout from the FURTHER trial. Exon 20 insertion mutations and PACC mutations are each a subtype of uncommon mutation. Exon 20 insertions and PACC mutations account for approximately 22% of EGFRm NSCLC patients and are largely underserved by existing treatments. Firmonertinib has been studied in over 1000 patients, including over 450 patients outside China, across a broad dose range. We anticipate that favorable safety data, if obtained for firmonertinib, could allow for the administration of firmonertinib at different doses required for optimal activity in different EGFRm patient populations. Encouraging activity has been observed to date in both preclinical and clinical settings, including response in CNS metastases, in an interim data readout from our partner’s ongoing FAVOUR clinical trial in China with patients with exon 20 insertions, and in the FURTHER clinical trial in patients with PACC mutations globally.

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

We are currently awaiting topline data from our FURVENT clinical trial, a global, pivotal Phase 3 clinical trial of firmonertinib in first-line non-squamous locally advanced or metastatic NSCLC patients with exon 20 insertion mutations and we expect topline data in mid-2026. In addition, we are conducting our ALPACCA trial, a global, pivotal Phase 3 clinical trial of firmonertinib in first-line non-squamous locally advanced or metastatic NSCLC patients with PACC mutations. Data from our clinical trials are discussed below.

FURVENT — Our ongoing Phase 3 Clinical Trial in First-Line Non-Squamous Locally Advanced or Metastatic EGFRm NSCLC Patients with Exon 20 Insertion Mutations

We have completed enrolling patients in FURVENT, a global, pivotal Phase 3 clinical trial of firmonertinib in first-line non-squamous locally advanced or metastatic EGFRm NSCLC patients with exon 20 insertion mutations being conducted jointly with Allist. We designed a randomized clinical trial, integrating feedback from global regulatory agencies, that consists of three cohorts, which enrolled 398 patients in total, designed to evaluate the safety and efficacy of firmonertinib at two different dose levels, 160 mg and 240 mg, administered daily (QD) and compare therapeutic benefit to platinum-based chemotherapy cycles with pemetrexed, the clinical trial’s active control group. Participants in this clinical trial will continue to receive treatment until disease progression or discontinuation related to toxicity, with patients in the control group allowed to cross over into one of the two firmonertinib arms after disease progression. The primary endpoint of this trial is PFS per blinded independent central review utilizing RECIST 1.1 criteria. Secondary endpoints include ORR, overall survival (OS) and DOR, as well as brain-specific ORR and PFS in patients with brain metastases. We have completed enrolling patients in this clinical trial and anticipate top-line data for the use of firmonertinib as first-line therapy in patients with non-squamous locally advanced or metastatic EGFRm NSCLC with exon 20 insertion mutations in mid-2026. The FURVENT clinical trial’s study design is illustrated below:

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
R
1:1
Arm A: 160 mg QD
N = 30
Arm B: 240 mg QD
N = 30

●	Cohort One is designed to enroll 20 patients with locally advanced or metastatic EGFR exon 20 insertion positive NSCLC who have previously received systemic treatment and may have received prior EGFRm targeting TKI therapeutic or amivantamab. Patients in Cohort One are to receive 240 mg firmonertinib once daily.
●	Cohort Two is designed to enroll 20 patients with locally advanced or metastatic HER2 exon 20 insertion positive NSCLC, a mutation and patient population that is distinct from the exon 20 mutation and patient population. Patients in Cohort Two will have previously received systemic treatment and are to receive 240 mg firmonertinib once daily.
●	Cohort Three is designed to enroll 20 patients with locally advanced or metastatic NSCLC with an EGFR-activating mutation other than exon 20 insertion or PACC mutations who have previously received systemic treatment. Patients with classical EGFRm must have received prior osimertinib therapy. Participants in Cohort Three are to receive 240 mg firmonertinib once daily.
●	Cohort Four is designed to enroll 60 patients with locally advanced or metastatic NSCLC with EGFR PACC mutations who are TKI-treatment naive. Patients in Cohort Four are randomized into two groups, one group of up to 30 patients administered 160 mg firmonertinib once-daily and the other group of up to 30 patients administered 240 mg firmonertinib once-daily.

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

Reduction in tumor size was observed in a HER2 exon 20 insertion mutation tumor model with firmonertinib

FURTHER Cohort 4 — Our Ongoing Phase 1b Clinical Trial in NSCLC Patients with EGFR Activating PACC Mutations

The FURTHER clinical trial cohort 4 enrolled 60 patients with locally advanced or metastatic NSCLC with EGFR PACC mutations who are TKI-treatment naive. Patients in Cohort 4 are randomized into two groups, one group of up to 30 patients administered 160 mg firmonertinib once-daily and the other group of up to 30 patients administered 240 mg firmonertinib once-daily. Patients with asymptomatic metastases involving the CNS are allowed to participate in the trial. The primary endpoint of this trial is ORR as measured by the Response Evaluation Criteria In Solid Tumors (version 1.1) by Blinded Independent Central Review. Secondary endpoints include DOR sustained, disease controlled without progression of the disease (DCR), PFS, OS and safety. Follow-up evaluations with trial participants are conducted every six weeks. The baseline characteristics of the 60 patients enrolled in the FURTHER clinical trial are described in the following table.

As of June 3, 2025, the final data was available from the 45 patients who have had measurable disease at baseline by blinded independent central review committee (BICR), had received at least two tumor assessments, had progressive disease or death, or discontinued from treatment. Of these 45 patients 22 are in the 240mg first line PACC patient group and 23 are in the 160mg first line PACC patient group. Safety data were available for all 60 patients. Based on these data, reduction in tumor size was observed across all cohorts. Confirmed ORRs by BICR (defined as a reduction in tumor size of at least 30% from the baseline in a patient without evidence of progression) were 68% among the 240mg cohort and 43% among the 160 mg cohort. The DCR by BICR, which includes complete responses, partial responses and stable disease, was 100% and 91% for each of these respective trial cohorts, respectively.

The extent of change in tumor size was evaluated across patients and shown in the figure below taken from the final data cut of June 3, 2025. Patients on average achieved greater tumor size reduction in the 240 mg dose versus the 160 mg dose. Tumor size reduction was observed across the different PACC mutations such as frequent (G719X, S78I), less frequent (other), single and compound mutations.

Tumor size reduction was observed in different PACC mutations with firmonertinib

PACC Cohort - 160 mg
PACC Cohort - 240 mg
G719X
S768I
Other
Best Percent Change of SLD from Baseline (%)
40
30
20
10
0
-10
-20
-30
-40
-50
-60
-70
-80
-90
-100
Confirmed Best Overall Response
CR
PR
SD
PD

Responses occurred rapidly with most patients having a partial response by the first tumor assessment at six weeks with responses ongoing in many patients as denoted in the figure below.

The confirmed median PFS as of the final data cut of June 3, 2025 was 16.0 months at the 240mg dose and 11.1 months at the 160mg dose. The median duration of follow-up was 16.5 months.

Confirmed CNS responses were also observed in response evaluable patients as denoted in the figure below.

Firmonertinib was observed to be generally well tolerated and demonstrated safety results similar to prior firmonertinib trials. The table below summarizes this safety and tolerability data collected in the FURTHER trial as a whole and in Cohort 4 specifically, as of the final data cut date of June 3, 2025:

FAVOUR — Phase 1b Clinical Trial in NSCLC Patients with EGFR Exon 20 Insertion Mutations

The FAVOUR clinical trial is a 90-patient, Phase 1b clinical trial being conducted by Allist in China that is intended to assess the safety and efficacy of firmonertinib in locally advanced or metastatic NSCLC patients who have EGFR exon 20 insertion mutations. This 90-patient clinical trial consists of 3 treatment cohorts of 30 patients each. Eligibility criteria include both adult patients with one or more measurable lesions who are either treatment-naïve, or first-line patients, or have previously received systemic therapy. Patients with asymptomatic metastases involving the CNS are allowed to participate in the trial. First-line patients receive 240 mg firmonertinib once daily. Patients that have received prior treatment are randomized to receive either 160 mg or 240 mg of firmonertinib once daily. The primary endpoint of this trial is ORR as measured by the RECIST version 1.1 by BICR. Secondary endpoints include DOR, DCR, PFS, overall survival (OS) and safety. OS is not reported due to the data being immature as of the data cutoff date of June 15, 2023. Follow-up evaluations with trial participants are conducted every six weeks. In the treatment-naïve population, firmonertinib is being evaluated as a first-line therapy. The baseline characteristics of the 86 patients enrolled in the FAVOUR clinical trial as of June 15, 2023 are described in the following table.

*	Eastern Cooperative Oncology Group performance status scale

As of June 15, 2023, initial interim data was available from the 80 patients who have had measurable disease at baseline by blinded independent central review committee, had received at least two tumor assessments, had progressive disease or death, or discontinued from treatment. Of these 80 patients 28 are in the treatment-naïve patient group and 52 were previously treated, split evenly between the 160 mg and the 240 mg cohort. Safety data were available for all 86 patients. Based on these data, reduction in tumor size was observed across all cohorts. Confirmed ORRs (defined as a reduction in tumor size of at least 30% from the baseline in a patient without evidence of progression) were 79% among the treatment-naïve patients cohort, 46% among the previously treated 240 mg cohort and 39% in the previously treated 160 mg cohort. Median DOR was 15.2 months in treatment-naïve patients, 13.1 months in the 240 mg previously treated cohort and 9.7 months in the 160 mg previously treated cohort. Median PFS was 10.7 months in the treatment-naïve patients, 7.0 months in the 240 mg previously treated cohort and 5.7 months in the 160 mg previously treated cohort. The DCR, which includes complete responses, partial responses and stable disease, was 100%, 92% and 85% for each of these respective trial cohorts. These initial interim PFS and DOR data continue to mature with patients continuing in the clinical trial. Interim data from clinical trials may change as more patient data becomes available and are subject to audit and verification procedures that could result in material changes in the final data. The following table describes these data.

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

Planned Adjuvant Study in NSCLC Patients with Uncommon EGFRm, including Exon 20 Insertion and PACC Mutations

We intend to participate in, or to conduct in parallel, a single multicenter, randomized, global pivotal Phase 3 clinical trial initiated in China to investigate the potential benefit of firmonertinib when administered to adult patients with Stage IIB to IIIB EGFRm NSCLC, after surgical resection. Eligibility in this clinical trial is restricted to patients with uncommon EGFR mutations including PACC, exon 20 insertion and other uncommon EGFRm. Participants are to be randomized on a 1:1 basis to receive either firmonertinib or placebo for three years and stratified based on stage of disease, mutation type and geographic origin. Participants are to receive firmonertinib daily over a three-year period with the primary endpoint to be disease free survival with secondary endpoints being OS and safety. We intend to participate in, or to conduct in parallel, this clinical trial in 2026, depending on the timing and results of the FURVENT study.

FURLONG — Completed Phase 3 Clinical Trial in Classical EGFRm First-Line NSCLC Patients

FURLONG was a 358-patient randomized, double-blinded, multi-center clinical trial with an active control arm, conducted in China by Allist, designed to compare the safety and efficacy of once daily dosing of 80 mg firmonertinib to 250 mg of gefitinib as first-line therapy in patients with locally advanced or metastatic NSCLC with classical EGFRm. Data from this trial supported the 2022 approval of firmonertinib in China for this patient population. The 358 patients enrolled in this Phase 3 trial were randomized on a 1:1 basis to receive either 80 mg of firmonertinib or 250 mg gefitinib orally as monotherapy in three-week cycles. All patients in the FURLONG clinical trial had either advanced Stage 3 or Stage 4 disease. Each cohort enrolled a similar number of women and non-smokers, and the distribution of classical mutation type was comparable, as was the number of patients with metastatic disease involving the central nervous system. The patient demographic information is illustrated below.

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

The molecular structure of firmonertinib contains numerous advantageous features

The chemical structure of Firmonertinib

A trifluoroethoxy side chain was included to provide additional contact points across different EGFR mutant subtypes

Our Antibody Drug Conjugate Collaborations

ADCs have emerged as an important therapeutic approach to delivering potent chemotherapy more directly to tumor cells which express a target on its cell surface while avoiding toxicity to normal cells which express the target at lower levels. However, currently available ADCs that utilize conventional antibodies that bind a single target as the drug delivery vehicle are still plagued by dose limiting and chronic toxicities. In addition, target expression tends to be heterogeneous within a tumor which can limit efficacy and/or restrict ADC use to only tumors that have high and mostly homogenous target expression.

Our Lepu Biopharma Antibody Drug Conjugate Collaboration

We also established an ADC collaboration with Lepu Biopharma in January 2025, to gain ex-Greater China, which includes mainland China, Hong Kong, Macau and Taiwan, rights to ARR-217, a CDH-17 targeted ADC, with the potential to treat gastrointestinal malignancies.

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

As additional consideration for the licenses and rights granted to us under the Allist License Agreement, we made an upfront, non-creditable and non-refundable cash payment of $40.0 million to Allist on the Effective Date (the Initial Payment). We are obligated to make development and regulatory approval milestone payments to Allist upon the achievement of specific milestone events related to the Licensed Product in an aggregate amount up to $110.0 million, of which we have paid $5.0 million upon meeting certain clinical milestones, and commercial milestone payments to Allist upon the achievement of specified net sales thresholds of the Licensed Product in an aggregate amount up to $655.0 million. We are also obligated to pay Allist tiered royalties ranging from high single digits to low mid-teens percentages on an incremental aggregated net sales basis on the net sales of any Licensed Products in the Licensed Territory made by or on behalf of us or our sublicensees. Our obligation to pay royalties for each Licensed Product begins from the date of the first commercial sale of such Licensed Product in a given country and extends until the latest of (i) the expiration of the last valid patent claim related to such Licensed Product’s composition or approved indications in such country, (ii) the termination of any regulatory-based exclusivity period in such country, or (iii) ten years after the initial commercial sale of such Licensed Product in such country (the Allist License Royalty Term). Our obligation to make milestone payments also ceases upon the expiration of the Allist License Royalty Term on a product-by-product and country-by-country basis.

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

Under the InnoCare Collaboration Agreement, we and InnoCare have agreed to equally share all incurred costs associated with the InnoCare Collaboration Clinical Trial in accordance with a mutually agreed upon budget and have agreed to provide each other with periodic expense reports detailing costs related to the InnoCare Collaboration Clinical Trial. As of December 31, 2025, we recognized approximately $0.9 million of research and development expenses related to incurred costs associated with the InnoCare Collaboration Clinical Trial. We and InnoCare have agreed to discuss such expense reports and determine the calculation of net amounts owed by one party to the other to ensure the appropriate equal sharing of costs associated with the InnoCare Collaboration Clinical Trial. If we or InnoCare become aware of any costs that may be in excess of the costs set out in the budget for the InnoCare Collaboration Clinical Trial, then the respective party shall notify the other party and we and InnoCare shall discuss such costs in order to determine if such costs are permissible. InnoCare shall have the sole right to make the final decision on matters relating to the excess costs related to the InnoCare Collaboration Clinical Trial; however, we maintain the right to opt out of participating in the InnoCare Collaboration Clinical Trial if the costs surpass a certain threshold above the budget, provided that we will not have rights to the InnoCare Collaboration Report.

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

Under the Alphamab Agreement, and subject to our payment to Alphamab of the applicable research costs, Alphamab will grant us an exclusive, royalty-bearing, sublicensable license under certain Alphamab intellectual property and joint intellectual property to develop and commercialize such products in all fields of use worldwide, except greater China, which includes mainland China, Hong Kong, Macau and Taiwan (the Retained Territory). Alphamab retains the right to develop and commercialize such products in the Retained Territory. Under the Alphamab Agreement, we granted to Alphamab a royalty-free, perpetual license, which is exclusive during the term of the Alphamab Agreement and non-exclusive thereafter, under all intellectual property rights conceived, discovered, developed or otherwise made solely by us or jointly with Alphamab pursuant to the activities under the Alphamab Agreement for any and all purposes within the Retained Territory. Upon commencement of activities to manufacture the products for use in certain clinical trials, Alphamab will grant us a royalty-bearing license under certain Alphamab intellectual property to manufacture the applicable products. Under the Alphamab Agreement, Alphamab is entitled to an upfront payment and potential development and sales milestone payments of up to an aggregate of $615.5 million from us. Additionally, Alphamab is entitled to receive royalties in the low- to mid- single digit percent range on net sales of products outside greater China that may arise from the Alphamab Agreement.

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

Lepu Biopharma Agreement

On January 21, 2025, we entered into the Lepu Biopharma License Agreement with Lepu Biopharma, pursuant to which Lepu Biopharma granted us a right to develop and commercialize ARR-217 (MRG007), an antibody drug conjugate for gastrointestinal cancers, outside greater China, which is mainland China, Hong Kong, Macau and Taiwan.

Under the Lepu Biopharma Agreement, Lepu Biopharma granted to us: (i) an exclusive, royalty-bearing, sublicensable license under certain intellectual property owned or controlled by Lepu Biopharma, to develop, manufacture and commercialize any product containing ARR-217 for all uses in all countries and territories other than Greater China, which is mainland China, Hong Kong, Macau and Taiwan (the ArriVent Territory); and (ii) a non-exclusive license under certain intellectual property controlled by Lepu Biopharma to develop, manufacture and commercialize any product containing ARR-217 for use in oncology in the ArriVent Territory. Under the Lepu Biopharma Agreement, Lepu Biopharma is entitled to receive a one-time upfront payment and near-term milestone payments totaling $47.0 million in cash and is eligible to receive up to $1.16 billion in development, regulatory and sales milestones and tiered royalties in high single-digit to low-teen percentages on net sales in the ArriVent Territory.

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

Currently, we rely on, and have agreements with, two third-party contract manufacturers, Zhejiang Raybow Pharmaceutical Company., Ltd. (Raybow) and SynTheAll Pharmaceutical Co., Ltd. (WuXi STA) to supply the drug substance for firmonertinib to be used in on-going and planned clinical trials and with WuXi STA, with whom we have executed technology transfer related to the manufacture of drug product, to manufacture the clinical trial and initial commercial launch supplies of firmonertinib drug product. Both of our third-party contract manufacturers are located in China, but WuXi STA has manufacturing capabilities globally, including in the United States and Europe. We expect to enter into commercial supply agreements with WuXi STA for both drug substance and drug product prior to any potential approval of firmonertinib. We expect to rely on manufacturers in China for ARR-217 drug substance and drug product for use in initial clinical studies and also expect to rely on WuXi XDC Cayman, Inc., (WuXi XDC) for the manufacture of ARR-002 drug product and drug substances for initial clinical studies.

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

The National Defense Authorization Act for Fiscal Year 2026, enacted in December 2025, included a section titled “Prohibition on Contracting with Certain Biotechnology Providers,” aimed at discouraging federal contracting with certain biotechnology companies for biotechnology equipment or services in China and other countries of concern, also known as the BIOSECURE Act. The statute prohibits federal executive agencies from procuring any biotechnology equipment or service from a biotechnology company of concern or contracting with any such company or any entity that procures or uses equipment or services from a biotechnology company of concern. Such prohibitions may limit our ability to obtain federal government grants for research involving our products, if approved, or product candidates manufactured in China or to enter contracts to sell any such products, if approved, to the federal government. Accordingly, we are taking measures to strengthen our supply chain in the event that Raybow, WuXi STA, or one of our other manufacturers is impacted. We intend to identify alternative potential manufacturers to ensure we have a sufficient stockpile of drug substance and drug product in the United States. We will also continue to closely monitor geopolitical risk and implement additional mitigations and supply chain redundancies, as needed. See the risk factor entitled “We currently rely on a Chinese third party for the manufacture of firmonertinib and ARR-217, for clinical development, and future supply of firmonertinib, and expect to continue to rely on third parties for the foreseeable future. This reliance on third parties increases the risk that we will not have sufficient quantities of firmonertinib or ARR-217 or such quantities at an acceptable cost, which could delay, prevent or impair our development or potential commercialization efforts.”

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

Firmonertinib

Through our licensor Allist, we have sought and obtained patent protection in the United States and internationally related to firmonertinib. For firmonertinib and our future product candidates our strategy is to pursue patent protection covering compositions of matter and methods of use. In addition, we seek to identify additional means of obtaining patent protection including formulation and dosing regimen-related claims, as well as manufacturing-related claims, which may enhance our commercial success. We may also rely on trade secrets that may be important to the development of our business. Trade secrets are difficult to protect and provide us with only limited protection. As of December 31, 2025, our intellectual property portfolio for firmonertinib includes issued patents and pending patent applications in the U.S. and internationally.

With regard to the firmonertinib molecule itself, we exclusively license from Allist two issued patents in the US, and one issued patent in each of, Canada, Europe, Japan and South Korea. These patents are expected to expire as indicated in the table below (composition of matter). The U.S. patents are reissue patents covering firmonertinib, other compounds represented by a general formula, and pharmaceutically acceptable salts of such compounds. The patents also cover related pharmaceutical compositions, methods for treating an EGFR activating or resistant mutation mediated lung cancer and methods for selectively inhibiting an EGFR activating or resistant mutation over a wild-type EGFR to a lung cancer patient.

With regard to mesylate salts of firmonertinib, we exclusively license from Allist one issued patent in each of the United States, Canada, Europe, Japan and South Korea. The U.S. patent covers mesylate salts of firmonertinib, as well as pharmaceutical compositions, methods for preparing such mesylate salts and methods for treating a patient suffering from cancers. With regard to crystalline forms, we also exclusively license from Allist one issued patent in each of the United States, Canada, Europe, Japan and South Korea. The U.S. patent covers two crystalline forms of mesylate salts of firmonertinib, as well as pharmaceutical compositions, methods for preparing such crystalline forms, and methods for treating a patient suffering from cancers. Collectively, these patents are expected to expire as indicated in the table below (composition of matter).

With regards to methods of manufacturing firmonertinib, we exclusively license from Allist two pending patent applications in each of the United States and Europe. These applications, if issued, would expire as indicated in the table below (composition of matter).

With regard to methods of use for firmonertinib, we exclusively license from Allist three families of national stage patent applications pending in multiple countries, including United States, Canada, Europe, Japan and South Korea. The national stage patent application families relate to use of firmonertinib to treat disease, such as NSCLC, in patients (a) having exon 20 insertion mutations or (b) having an HER2 exon 20 insertion mutation and/or EGFR rare mutation and (c) use of firmonertinib to treat disease, such as NSCLC, in patients having EGFR PACC mutations, , as well as pharmaceutical compositions containing therapeutically effective amounts of firmonertinib.. Any U.S. or foreign patents issued from the national stage applications are expected to expire as indicated in the table below (composition of matter).

ARR-217

Lepu Biopharma has exclusively licensed us two PCT applications relating to antibodies and ADCs, including ARR-217. Any U.S. or foreign patents issued from such PCT applications are expected to expire as indicated in the table below (composition of matter).

ARR-002

Aarvik has exclusively licensed us one PCT application relating to antibody scaffolds and ADCs comprising such scaffolds and one PCT application relating to antibody scaffolds and ADCs comprising such scaffolds, including ARR-002. Any U.S. or foreign patents issued from national stage filings of the PCT patent applications, are expected to expire as indicated in the table below (composition of matter).

ARR-421

We are joint owners with Alphamab of a provisional application relating to the ARR-421 program and Alphamab has exclusively licensed us a PCT application relating to camptothecin derivatives and conjugates comprising the same. Any U.S. or foreign patents issued from such applications are expected to expire as indicated in the table below (composition of matter).

We may file additional patent applications in support of current and new product candidates as well as new platform and core technologies.

Patent Expiration Dates* of Product Candidates Patents/Applications by Category

Product Candidate	Composition of Matter	Methods of Treatment	Manufacturing
Firmonertinib	2035, 2037	2042-2043	2042
ARR-217	2044, 2045
ARR-002	2044, 2045
ARR-421	2045, 2047

*Expiration dates of granted patents assume payment of all appropriate maintenance, renewal, annuity or other governmental fees.  Expiration dates of pending patent applications assume grant of the patent applications.  The expiration dates in this table do not take into account potential patent term extensions or adjustments. Actual expiration dates may vary based on interpretations of laws in the jurisdictions in which patents have granted.

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

FDA Approval Process

In the United States, pharmaceutical products are subject to extensive regulation by the FDA under the Federal Food, Drug, and Cosmetic Act (FDC Act) and its implementing regulations and while biological products are regulated under the FDC Act, the Public Health Service Act (PHS Act), and their implementing regulations. Both drugs and biologics also are subject to other federal, state and local statutes and regulations. Failure to comply with applicable U.S. requirements may subject a company to a variety of administrative or judicial sanctions brought by the FDA and the Department of Justice (DOJ) or other governmental entities. Such sanctions could include, but are not limited to, FDA refusal to approve pending marketing applications, warning or untitled letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines, civil penalties and criminal prosecution.

Pharmaceutical and biological product development for a new product or certain changes to an approved product in the U.S. typically involves nonclinical laboratory, animal tests and formulation studies conducted according to good laboratory practices and other applicable regulations and guidance; the submission to the FDA of an IND which must become effective before clinical testing may commence; and completion of adequate and well-controlled clinical trials to establish the safety and effectiveness of the drug for each indication for which FDA approval is sought. Satisfaction of FDA pre-market approval requirements typically takes many years and the actual time required may vary substantially based upon the type, complexity and novelty of the product or disease.

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

Clinical trials involve the administration of the investigational new drug or biologic to healthy volunteers or patients under the supervision of one or more qualified investigators. Clinical trials must be conducted: (i) in compliance with federal regulations; (ii) in compliance with good clinical practice (GCP) (an international standard meant to protect the rights and health of patients and to define the roles of clinical trial sponsors, administrators and monitors), which includes, among other things, the requirement that all research subjects provide their informed consent in writing for their participation in any clinical trial; as well as (iii) under protocols detailing the objectives of the trial, dosing procedures, subject selection and exclusion criteria, the parameters to be used in monitoring safety and the effectiveness criteria to be evaluated. Each protocol involving testing on U.S. patients and subsequent protocol amendments must be submitted to the FDA as part of the IND. While the IND is active, progress reports summarizing the results of the clinical trials and nonclinical studies performed since the last progress report, among other information, must be submitted at least annually to the FDA, and written IND safety reports must be submitted to the FDA and investigators for serious and unexpected suspected AEs, findings from other studies suggesting a significant risk to humans exposed to the same or similar drugs, findings from animal or in vitro testing suggesting a significant risk to humans, and any clinically important increased incidence of a serious suspected adverse reaction compared to that listed in the protocol or investigator brochure.

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

Clinical trials to support new drug applications (NDAs) or biologics license applications (BLAs) for marketing approval of pharmaceutical or biological products, respectively, are typically conducted in three sequential phases, but the phases may overlap or be combined. In Phase 1, the initial introduction of the product candidate into healthy human subjects or patients, the drug is tested to assess metabolism, pharmacokinetics, pharmacological actions, side effects associated with increasing doses, and, if possible, early evidence of effectiveness. Phase 2 usually involves trials in a limited patient population with a specified disease or condition to preliminarily evaluate the effectiveness of the product candidate for a particular indication, determine dosage tolerance and optimum dosage, and to identify possible adverse effects and safety risks. If a product candidate demonstrates evidence of effectiveness and an acceptable safety profile in Phase 2 evaluations, Phase 3 trials are undertaken to further evaluate dosage, obtain substantial evidence of clinical efficacy and further test for safety in a larger number of patients, typically at geographically dispersed clinical trial sites, to permit FDA to evaluate the overall benefit-risk relationship of the product candidate and to provide adequate information for the labeling of the drug. In most cases, the FDA requires two adequate and well-controlled clinical trials to demonstrate the efficacy of the therapeutic product candidate. Results from a single adequate and well-controlled trial may be sufficient in certain instances, such as: (i) where the study is a large multicenter trial demonstrating internal consistency and a statistically very persuasive finding of a clinically meaningful effect on mortality, irreversible morbidity or prevention of a disease with a potentially serious outcome and confirmation of the result in a second trial would be practically or ethically impossible; or (ii) when submitted in conjunction with other confirmatory evidence.

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

Assuming successful completion of the required clinical testing, an NDA/BLA is prepared and submitted to the FDA. FDA approval of the NDA/BLA is required before marketing of the product may begin in the U.S. The NDA/BLA must include the results of all product development, nonclinical, clinical and other testing, a compilation of data relating to the product’s pharmacology, chemistry, manufacture and controls, along with proposed labeling and other relevant information. The cost of preparing and submitting an NDA/BLA is substantial. The submission of most prescription drug marketing applications is additionally subject to a substantial application user fee, and the applicant under an approved NDA/BLA is also subject to an annual program fee for each prescription product. These fees are typically increased annually. A waiver of such fees may be obtained under certain limited circumstances.

Congress is required to re-authorize the agency’s user fee programs every five years, and current legislative provisions supporting the prescription drug-specific program are set to expire on September 30, 2027. The FDA has 60 days from its receipt of an NDA/BLA to determine whether the application will be filed based on the agency’s threshold determination that it is sufficiently complete to permit substantive review. The FDA may request additional information rather than accept an NDA/BLA for filing, in which case the FDA may issue a Refuse to File letter. In this event, the NDA/BLA must be resubmitted with the additional information. The resubmitted application also is subject to review before the FDA accepts it for filing. If the submission is filed, the FDA begins an in-depth review to determine, among other things, whether a product is safe and effective for its intended use and whether its manufacturing is cGMP-compliant to assure and preserve the product’s identity, strength, quality and purity. Under the Prescription Drug User Fee Act (PDUFA) guidelines that are currently in effect, the FDA has a goal of ten months from the date of “filing” of a standard NDA for a new molecular entity, or an original BLA, to review and act on the submission. This review typically takes twelve months from the date the NDA/BLA is submitted to FDA because the FDA has approximately two months to make a “filing” decision after it the application is submitted. Most applications designated for priority review products are reviewed in six months of the date of the FDA’s filing determination. Priority review can be applied to NDAs or BLAs for products that are designed to treat a serious condition, where the FDA determines the product may offer significant improvements in safety or effectiveness or provide a treatment where no adequate therapy exists. The review process for both standard and priority review may be extended by the FDA on one occasion for three additional months to consider a “major amendment,” which may include certain late-submitted information, or information intended to clarify information already provided in the submission.

The FDA may also refer applications for novel drug/biologic products, or drug/biologic products that present difficult questions of safety or efficacy, to an independent advisory committee — typically a panel that includes clinicians and other scientific experts — for review, evaluation and a recommendation as to whether the application should be approved and under what conditions. The FDA is not bound by the recommendation of an advisory committee, but it generally follows such recommendations.

Before approving an NDA/BLANDA/BLA, the FDA may inspect one or more clinical sites to assure that the trials support the application were conducted compliance with GCP. Additionally, the FDA will typically inspect the facility or the facilities at which the product is manufactured to assess compliance with cGMPs, to assure that the facilities, methods and controls are adequate to preserve the drug’s identity, strength, quality and purity and, for a biologic, its potency. The FDA will not approve the product unless compliance with cGMP, is satisfactory and the NDA/BLA contains data that provide substantial evidence that the product is safe and effective in the indication sought.

After the FDA evaluates the NDA/BLA and the manufacturing facilities, it issues either an approval letter or a complete response letter (CRL). A CRL indicates that the review cycle of the application is complete, and the application will not be approved in its present form. A CRL usually describes the specific deficiencies in the submission and may require additional clinical data, such as an additional clinical trial or other significant and time-consuming requirements related to clinical trials, nonclinical studies or manufacturing, in order for the FDA to reconsider the application. In September 2025, the FDA began publishing CRLs soon after issuing them to the respective sponsors, breaking with long standing agency tradition of publishing CRLs with approval documentation after the product is approved. If a CRL is issued, the sponsor must resubmit the NDA/BLA, addressing all of the deficiencies identified in the letter, or withdraw the application. Even if such data and information are submitted, the FDA may decide that the NDA/BLA does not satisfy the criteria for approval. The FDA has committed to reviewing such resubmissions in two or six months depending on the type of information included. An approval letter authorizes commercial marketing of the drug with specific prescribing information for specific indications.

If a product receives regulatory approval, the approval may be significantly limited to specific diseases and dosages or the indications for use may otherwise be limited, which could restrict the commercial value of the product. As a condition of NDA/BLA approval, the FDA may also require a risk evaluation and mitigation strategy (REMS) to help ensure that the benefits of the drug outweigh the potential risks. If the FDA concludes a REMS is needed, the sponsor of the marketing application must submit a proposed REMS. The FDA will not approve the NDA/BLA without an approved REMS, if required. REMS can include medication guides, communication plans for healthcare professionals, and elements to assure safe use (ETASU). ETASU can include, but are not limited to, special training or certification for prescribing or dispensing, dispensing only under certain circumstances, special monitoring and the use of patient registries. The requirement for a REMS can materially affect the potential market and profitability of the product. Moreover, product approval may require substantial post-approval testing and surveillance to monitor the product’s safety or efficacy. Once granted, product approvals may be withdrawn if compliance with regulatory standards is not maintained or problems are later identified.

Changes to some of the conditions established in an approved application, including changes in indications, labeling, or manufacturing processes or facilities, require submission and FDA approval of a new NDA/BLA or NDA/BLA supplement before the change can be implemented. A supplement seeking a new indication typically requires clinical data similar to that in the original application, and the FDA uses the same procedures and actions in reviewing efficacy supplements as it does in reviewing original NDAs and BLAs.

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

Congress periodically considers enacting new incentives or mandates applicable to pediatric drug development, and the regulatory requirements applicable to pediatric drug developers may change in the future. For example, in February 2026, bipartisan legislation was signed into law and will grant FDA authority to assess penalties against companies that do not complete required pediatric studies.

Expedited Development and Review Programs & Accelerated Approval Pathway

The FDA has a number of programs intended to expedite the development or review of a marketing application for an investigational drug or biologic. For example, the Fast Track designation program is intended to expedite or facilitate the process for developing and reviewing product candidates that meet certain criteria. Specifically, investigational products are eligible for Fast Track designation if they are intended to treat a serious or life-threatening disease or condition and demonstrate the potential to address unmet medical needs for the disease or condition. The sponsor of a Fast Track product candidate has opportunities for more frequent interactions with the applicable FDA review team during product development and, once an NDA/BLA is submitted, the application may be eligible for priority review. With regard to a Fast Track product candidate, the FDA may consider for review sections of the marketing application on a rolling basis before the complete application is submitted, if the sponsor provides a schedule for the submission of the sections of the application, the FDA agrees to accept sections of the application and determines that the schedule is acceptable, and the sponsor pays any required user fees upon submission of the first section of the NDA/BLA.

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

Any product candidate submitted to the FDA for approval, including a product candidate with a Fast Track designation or breakthrough designation, may also be eligible for other types of FDA programs intended to expedite development and review, such as priority review and accelerated approval. An NDA/BLA is eligible for priority review if the product candidate is designed to treat a serious condition, and if approved, would provide a significant improvement in safety or efficacy compared to available therapies. The FDA endeavors to review applications with priority review designations within six months of the filing date as compared to ten months for review of new molecular entity NDAs or original BLAs under its current PDUFA review goals.

In 2025, the FDA created a new voucher program called the Commissioner’s National Priority Voucher (CNPV), with the goal of radically expediting therapeutic product review and approval processes. The agency may award a CNPV to a company or a specific product candidate that demonstrates alignment with certain national health priorities. The FDA aims to take action on a marketing application for which a CNPV is used within one to two months after the filing date.

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

None of these FDA programs change the standards for approval but they may expedite the development or approval process. Even if a product candidate qualifies for one or more of these programs, the FDA may later decide that the product no longer meets the conditions for qualification or decide that the time period for FDA review or approval will not be shortened.

Post-Approval Requirements

Once an NDA/BLA is approved, a product will be subject to pervasive and continuing regulation by the FDA, including, among other things, requirements relating to record-keeping, reporting of adverse experiences, periodic reporting, product sampling and distribution, and advertising and promotion of the product. For instance, the FDA closely regulates the post-approval marketing, labeling, advertising and promotion of drugs, including through its enforcement of standards and regulations for direct-to-consumer advertising, industry-sponsored scientific and educational activities and promotional activities involving the internet. Drugs may be marketed only for the approved indications and in accordance with the provisions of the approved labeling. Failure to comply with these requirements can result in, among other things, adverse publicity, warning letters, corrective advertising and potential civil and criminal penalties. Physicians may prescribe legally available products for uses that are not described in the product’s labeling and that differ from those tested by the company and approved by the FDA. Such off-label uses are common across medical specialties. Physicians may believe that such off-label uses are the best treatment for many patients in varied circumstances. The FDA does not regulate the behavior of physicians in their choice of treatments. The FDA does, however, restrict manufacturers’ communications on the subject of off-label use of their products. Companies may share truthful and not misleading information that is not inconsistent with the labeling, and the FDA recently published guidance for industry that outlines modernized recommendations for how drug manufacturers can share truthful, scientifically sound, and clinically relevant information on unapproved uses with health care providers in a non-promotional way.

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

Adverse event reporting and submission of periodic reports are required following FDA approval of an NDA/BLA. The FDA also may require post-marketing testing, known as Phase 4 testing (to gain additional experience from the treatment of patients in the intended therapeutic indication), REMS or surveillance to monitor the effects of an approved product, or FDA may place conditions on an approval that could restrict the distribution or use of the product. In addition, quality control, drug manufacturing, packaging and labeling procedures must continue to conform to cGMPs after approval. Drug manufacturers and certain of their subcontractors are required to register their establishments with FDA and certain state agencies. Registration with the FDA subjects entities to periodic unannounced inspections by the FDA and certain state agencies to assess compliance with cGMPs and other laws and regulations. Accordingly, manufacturers must continue to expend time, money and effort in the areas of production and quality-control to maintain compliance with cGMPs.

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

Orphan Drug Designation

          Under the Orphan Drug Act, the FDA may grant Orphan Drug Designation to a drug intended to treat a rare disease or condition, which is defined as one affecting fewer than 200,000 individuals in the United States or more than 200,000 individuals where there is no reasonable expectation that the product development cost will be recovered from product sales in the United States. Orphan Drug Designation must be requested before submitting an NDA or BLA. After the FDA grants orphan drug designation, the identity of the drug and its potential orphan use will be disclosed publicly by the FDA; the posting will also indicate whether a drug is no longer designated as an orphan drug. More than one product candidate may receive an Orphan Drug Designation for the same indication. Orphan Drug Designation does not convey any advantage in or shorten the duration of the regulatory review and approval process.

          Under PREA, submission of a pediatric assessment is not required for pediatric investigation of a product that has been granted Orphan Drug Designation. However, in 2017, the scope of PREA was extended to require pediatric studies for products intended for the treatment of an adult cancer that are directed at a molecular target and that are determined to be substantially relevant to the growth or progression of a pediatric cancer. In addition, the FDA finalized guidance in 2018 indicating that it does not expect to grant any additional Orphan Drug Designation to products for pediatric subpopulations of common diseases. Nevertheless, the FDA intends to still grant Orphan Drug Designation to a drug or biologic that otherwise meets all other criteria for designation when it prevents, diagnoses or treats either (i) a rare disease that includes a rare pediatric subpopulation, (ii) a pediatric subpopulation that constitutes a valid orphan subset, or (iii) a rare disease that is in fact a different disease in the pediatric population as compared to the adult population.

          If an orphan drug-designated product subsequently receives FDA approval for the disease for which it was designed, the product will be entitled to seven years of product exclusivity, which means that the FDA may not approve any other applications to market the same drug for the same indication, except in very limited circumstances (such as a showing of clinical superiority to the product with orphan exclusivity by means of greater effectiveness, greater safety or providing a major contribution to patient care or in instances of drug supply issues), for seven years. Orphan exclusivity does not block the approval of a different drug or biologic for the same rare disease or condition, nor does it block the approval of the same drug or biologic for different conditions. If a competitor obtains approval of the same drug, as defined by the FDA, or if our product candidate is determined to be the same drug as a competitor’s product for the same indication or disease, the competitor’s exclusivity could block the approval of our product candidate in the designated orphan indication for seven years, unless our product is demonstrated to be clinically superior to the competitor’s drug.

A product with Orphan Drug Designation may not receive orphan exclusivity if it is approved for a use that is broader than the indication for which it received orphan designation. In addition, orphan drug exclusive marketing rights in the United States may be lost if the FDA later determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantities of the product to meet the needs of patients with the rare disease or condition.

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

The FDA has generally required companion diagnostics intended to select the patients who will respond to cancer treatment to obtain approval of a PMA for that diagnostic simultaneously with approval of the therapeutic. The PMA process, including the gathering of clinical and preclinical data and the submission to and review by the FDA, can take several years or longer. It involves a rigorous premarket review during which the applicant must prepare and provide the FDA with reasonable assurance of the device’s safety and effectiveness and information about the device and its components regarding, among other things, device design, manufacturing and labeling. In addition, PMAs for certain devices must generally include the results from extensive preclinical and adequate and well-controlled clinical trials to establish the safety and effectiveness of the device for each indication for which FDA approval is sought. In particular, for a diagnostic, the applicant must demonstrate that the diagnostic produces reproducible results when the same sample is tested multiple times by multiple users at multiple laboratories. As part of the PMA review, the FDA will typically inspect the manufacturer’s facilities for compliance with the Quality Management System Regulation (QMSR), which imposes elaborate testing, control, documentation and other quality assurance requirements. The QSR was developed and implemented to harmonize the FDA’s previous medical device current good manufacturing practice regulations (referred to as the Quality System Regulation, or QSR) with the International Organization for Standardization standard for device quality management systems (ISO 13485:2016) and it became effective on February 2, 2026.

If the FDA’s evaluation of the PMA application is favorable, the FDA may issue an approvable letter requiring the applicant’s agreement to specific conditions, such as changes in labeling, or specific additional information, such as submission of final labeling, in order to secure final approval of the PMA. If the FDA’s evaluation of the PMA or manufacturing facilities is not favorable, the FDA will deny approval of the PMA or issue a not approvable letter. A not approvable letter will outline the deficiencies in the application and, where practical, will identify what is necessary to make the PMA approvable. The FDA may also determine that additional clinical trials are necessary, in which case the PMA approval may be delayed for several months or years while the trials are conducted and then the data submitted in an amendment to the PMA. If and when the FDA concludes that the applicable criteria have been met, the FDA will issue a PMA for the approved indications, which can be more limited than those originally sought by the applicant. The PMA can include post-approval conditions that the FDA believes necessary to ensure the safety and effectiveness of the device, including, among other things, restrictions on labeling, promotion, sale and distribution. Once granted, PMA approval may be withdrawn by the FDA if compliance with post approval requirements, conditions of approval or other regulatory standards are not maintained, or problems are identified following initial marketing.

In November 2025, the FDA issued a proposed rule to reclassify certain nucleic acid-based test systems indicated for use with a corresponding approved oncology therapeutic product from Class III (PMA) into Class II, subject to 510(k) premarket notification with special controls. This change, if finalized in 2026, will decrease the regulatory burden on industry because manufacturers of these kinds of in vitro diagnostic products will no longer have to submit a PMA and receive FDA approval before marketing the test.

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

Reference Product Exclusivity for Biological Products

In March 2010, the Patient Protection and Affordable Care Act was enacted in the United States and included the Biologics Price Competition and Innovation Act of 2009 (BPCIA). The BPCIA amended the PHS Act to create an abbreviated approval pathway for biological products that are biosimilar to or interchangeable with an FDA-licensed reference biological product. This amendment to the PHS Act, in part, attempts to minimize duplicative testing. We expect that our ADC product candidates are regulated as biological products that will be submitted for approval pursuant to a BLA and will be subject to the BPCIA.

Since that time, the FDA has approved more than 80 biosimilars, including the first interchangeable biosimilars in 2021. The FDA has also issued several guidance documents outlining its approach to reviewing and approving biosimilars and interchangeable biosimilars. It has also created a public database that contains information on all FDA-licensed biological products, including biosimilars, called the Purple Book.

Biosimilarity requires that the follow-on biological product be highly similar to the reference product notwithstanding minor differences in clinically inactive components and that there be no clinically meaningful differences between the follow-on product and the reference product in terms of safety, purity and potency. The biosimilar applicant must demonstrate that its product is biosimilar based on data from (1) analytical studies showing that the biosimilar product is highly similar to the reference product; (2) toxicity assessments; and (3) for some biological products, one or more clinical studies to demonstrate safety, purity and potency in one or more appropriate conditions of use for which the reference product is approved. In addition, the applicant must show that the biosimilar and reference products have the same mechanism of action for the conditions of use on the label, route of administration, dosage and strength, and the production facility must meet standards designed to assure product safety, purity and potency. Interchangeability requires that a biological product be biosimilar to the reference product and that the product can be expected to produce the same clinical results as the reference product in any given patient and, for products administered multiple times to an individual, that the product and the reference product may be alternated or switched after one has been previously administered without increasing safety risks or risks of diminished efficacy relative to exclusive use of the reference biological product without such alternation or switch. Upon licensure by the FDA, an interchangeable biosimilar may be substituted for the reference product without the intervention of the health care provider who prescribed the reference product.

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

U.S. Patent Term Extension

After NDA/BLA approval, owners of relevant drug patents may apply for up to a five-year patent extension, under the Hatch-Waxman Amendments provisions that permit the extension of eligible patents as compensation for patent term lost during product development and FDA regulatory review process. The allowable patent term extension is calculated as half of the product’s testing phase (the time between IND application and NDA/BLA submission) and all of the review phase (the time between NDA/BLA submission and approval up to a maximum of five years). The time can be shortened if the FDA determines that the applicant did not pursue approval with due diligence. The total patent term after the extension may not exceed 14 years, and only one patent can be extended. The USPTO, in consultation with the FDA, reviews and approves the application for any patent term extension or restoration. For patents that might expire during the application phase, the patent owner may request an interim patent extension. An interim patent extension increases the patent term by one year and may be renewed up to four times. For each interim patent extension granted, the post-approval patent extension is reduced by one year. The USPTO director must determine that approval of the drug covered by the patent for which such interim patent extension is being sought is likely. Interim patent extensions are not available for a drug for which an NDA/BLA has not been submitted.

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

In April 2023, the European Commission proposed widespread changes to the existing pharmaceutical legislation that would, among other things, alter the data exclusivity periods available to MA holders. As of December 2025, the three EU institutions, the European Commission, the European Parliament and the Council of the EU, are in the process of negotiating the final content of the new Directive and Regulation. Once negotiations are complete, the European Parliament and the Council of the EU will vote on whether to approve the Directive and Regulation. If adopted and implemented, these revisions will significantly change several aspects of drug development and approval in the European Union.

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

The advertising and promotion of medicinal products is also subject to laws concerning promotion of medicinal products, interactions with physicians, misleading and comparative advertising and unfair commercial practices. All advertising and promotional activities for the product must be consistent with the approved summary of product characteristics, and therefore all off-label promotion is prohibited. Direct-to-consumer advertising of prescription medicines is also prohibited in the EU, which is different from the legal framework in the United States. Moreover, although general requirements for advertising and promotion of medicinal products are established under EU directives, the details are governed by regulations in each Member State and can differ from one country to another. In recent years, advertising and promotion by pharmaceutical companies in the EU and UK marketplaces have received heightened scrutiny from regulatory authorities and in some cases, fines have been issued.

Brexit and the Regulatory Framework in the United Kingdom (UK)

The UK formally withdrew from the EU on January 31, 2020 (known as Brexit), following which the UK licensing decisions were transferred from the EMA to the Medicines and Healthcare Products Regulatory Agency (MHRA) the UK’s regulatory body. Between January 1, 2021 and January 2023, the UK continued to adopt decisions taken by the European Commission on the approval of new marketing authorizations, although companies were required to submit an identical application to the MHRA upon the CHMP positive opinion of the application and the MHRA followed the European Commission decision on approval. In March 2023, the UK government and the European Commission reached agreement on a regulatory framework, referred to as the Windsor Framework. The Windsor Framework became effective January 1, 2025 and changed the system that was previously in effect under the Northern Ireland Protocol, including for the regulation of pharmaceutical products in the UK. Specifically, the MHRA will be responsible for approving all medicines intended to be marketed in the United Kingdom (including Northern Ireland), while the EMA will no longer be involved in approving medicines intended for sale in Northern Ireland.

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

Manufacturing, sales, promotion and other activities are also potentially subject to federal and state consumer protection and unfair competition laws. Also, many states have similar fraud and abuse statutes or regulations that apply to items and services reimbursed under Medicaid and other state programs, or, in several states, apply regardless of the payor. Some state laws require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines, or the relevant compliance guidance promulgated by the federal government, in addition to requiring drug manufacturers to report information related to payments to physicians and other health care providers or marketing expenditures to the extent that those laws impose requirements that are more stringent than the Physician Payments Sunshine Act.

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

Moreover, there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products. For example, in August 2022, President Biden signed into the law the Inflation Reduction Act of 2022 (IRA). Among other things, the IRA has multiple provisions that may impact the prices of drug and biological products that are both sold into the Medicare program and throughout the United States. Starting in 2023, a manufacturer of drugs covered by Medicare Parts B or D must pay a rebate to the federal government if their drug product’s price increases faster than the rate of inflation. This calculation is made on a drug product by drug product basis and the amount of the rebate owed to the federal government is directly dependent on the volume of a drug product that is paid for by Medicare Parts B or D. Additionally, CMS is negotiating drug prices annually for a select number of single source Part D drugs without generic competition and will also negotiate drug prices for a select number of Part B drugs starting for payment year 2028. If a product is selected by CMS for negotiation, it is expected that the revenue generated from such product will decrease. CMS has begun to implement these new authorities by entering into agreements with pharmaceutical manufacturers to conduct price negotiations and ultimately announcing annual rounds of negotiated prices; those negotiated “maximum fair prices” will be effective initially as of January 1, 2026 (payment year 2026), with subsequent rounds adding additional drugs with negotiated maximum fair prices effective ins subsequent years. However, the IRA’s impact on the biopharmaceutical industry in the United States remains uncertain, in part because multiple large pharmaceutical companies and other stakeholders (e.g., the U.S. Chamber of Commerce) have initiated federal lawsuits against CMS arguing the program is unconstitutional for a variety of reasons, among other complaints. The outcome of such ongoing lawsuits, as well as potential legislative changes enacted by Congress or programmatic changes implemented at CMS by the Trump Administration, may impact the IRA drug price negotiation program in the future.

Separately, the Trump Administration announced the creation of a government website called TrumpRx, which will allow consumers to purchase certain drugs at reduced prices as negotiated between the drug manufacturers and the administration. As of January 2026, the Trump Administration had secured deals with 16 major drug manufacturers to offer certain drugs at most-favored-nation prices.

Individual states in the United States have also increasingly passed legislation and implemented regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. In December 2020, the U.S. Supreme Court held unanimously that federal law does not preempt the states’ ability to regulate pharmacy benefit managers (PBMs) and other members of the health care and pharmaceutical supply chain, an important decision that has led to further and more aggressive efforts by states in this area. The FTC in mid-2022 also launched sweeping investigations into the practices of the PBM industry, and published interim reports with its findings in mid-2024 and January 2025, that could lead to additional federal and state legislative or regulatory proposals targeting such entities’ operations, pharmacy networks, or financial arrangements, as PBM reform continues to be a bipartisan priority. In February 2026, President Trump signed into law several PBM regulatory reforms as part of a federal budget package, including but not limited to requirements for PBMs to pass back 100% of rebates and fees to commercial health plan sponsors; to provide extensive informational disclosures related to patients’ coverage and benefits; and to accept only bona fide service fees from drug companies when providing services under Medicare Part D. The Department of Labor (DOL) also issued a proposed rule in January 2026 that would mandate specific PBM fee disclosures to self-insured plan fiduciaries under the Employment Retirement Income Security Act (ERISA). If finalized as proposed, the DOL rule would also allow plan fiduciaries to audit those PBM disclosures to confirm accuracy. Additional proposals and legislative changes aimed at PBMs and their business practices are likely to continue to be introduced and considered in Congress and by executive agencies. Significant efforts to change the PBM industry as it currently exists in the U.S. may affect the entire pharmaceutical supply chain and the business of other stakeholders, including pharmaceutical product developers like us.

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

Additionally, the containment of healthcare costs has become a priority of federal and state governments and the prices of therapeutics have been a focus in this effort. Recent U.S. federal actions include initiatives incorporating “most favored nation” (international reference pricing) concepts for certain prescription drugs, as well as agency testing of new payment models that could tie Medicare reimbursement or manufacturer rebates to prices in specified reference countries. The United States government, state legislatures and foreign governments have shown significant interest in implementing cost-containment programs, including price controls, restrictions on reimbursement and requirements for substitution of generic products. In late 2025, the CMS proposed multiyear pilot models for Medicare Parts B and D that would require manufacturer rebates when U.S. prices exceed prices in designated reference countries; in parallel, the Trump Administration announced a series of manufacturer specific arrangements reflecting most favored nation style pricing commitments in certain programs and channels. Adoption of price controls and cost-containment measures, and adoption of more restrictive policies in jurisdictions with existing controls and measures, could further limit our net revenue and results. Although the scope, timing and ultimate impact of these most favored nation style initiatives are uncertain and subject to rulemaking, program design and potential legal challenges, if implemented or expanded they could reduce reimbursement or net realized prices for affected products and adversely impact our margins and market access, particularly for products reimbursed under Medicare. Further, if these third-party payors do not consider our products to be cost-effective compared to other therapies, they may not cover our products after approval as a benefit under their plans or, if they do, the level of payment may not be sufficient to allow us to sell our products on a profitable basis. In addition, companion diagnostic tests require coverage and reimbursement separate and apart from the coverage and reimbursement for their companion pharmaceutical or biological products.

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

Importantly, U.S. authorities that enforce the FCPA, including the Department of Justice, deem most health care professionals and other employees of foreign hospitals, clinics, research facilities and medical schools in countries with public health care or public education systems to be “foreign officials” under the FCPA. When we interact with foreign health care professionals and researchers in testing and marketing our products abroad, we must have policies and procedures in place sufficient to prevent us and agents acting on our behalf from providing any bribe, gift or gratuity, including excessive or lavish meals, travel or entertainment in connection with marketing our future products and services or securing required permits and approvals such as those needed to initiate clinical trials in foreign jurisdictions. The FCPA also obligates companies whose securities are listed in the United States to comply with accounting provisions requiring the maintenance of books and records that accurately and fairly reflect all transactions of the corporation, including international subsidiaries, and the development and maintenance of an adequate system of internal accounting controls for international operations. The SEC is involved with the books and records.

In February 2025, President Trump issued an executive order directing the DOJ to pause enforcement of the FCPA and to issue new enforcement guidelines that take into consideration U.S. national security and the competitiveness of U.S. companies abroad. On June 10, 2025, the DOJ issued guidelines for investigations and enforcement of the FCPA. It is unclear how this presidential directive and DOJ guidelines may affect the biopharmaceutical industry as a whole or our business in particular.

Employees and Human Capital Resources

As of December 31, 2025, we had 77 employees, all of whom were full-time and 45 of whom were engaged in research and development activities. 33 of our employees hold Ph.D. or M.D. degrees. None of our employees are represented by a labor union or covered under a collective bargaining agreement. We consider our relationship with our employees to be good.

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

Summary of Risk Factors

Our business is subject to numerous risks and uncertainties, including those highlighted in this section below, that represent challenges that we face in connection with the successful implementation of our strategy. The occurrence of one or more of the events or circumstances described in more detail in the risk factors below, alone or in combination with other events or circumstances, may have an adverse effect on our business, cash flows, financial condition, and results of operations. Such risks include, but are not limited to:

●	We have incurred significant operating losses since our inception and expect to incur significant losses for the foreseeable future. We are not currently profitable, and may never achieve or sustain profitability. If we are unable to achieve or sustain profitability, the market value of our common stock will likely decline.
●	We have a limited operating history and no history of commercializing pharmaceutical products, which may make it difficult to evaluate the prospects for our future viability.
●	Operating our business requires substantial additional capital to finance our goals, and a failure to obtain this necessary capital when needed on acceptable terms, or at all, could force us to delay, limit, reduce or terminate our development programs, commercialization efforts or other operations.
●	We currently depend significantly on the success of firmonertinib. If we are unable to advance firmonertinib in clinical development, obtain regulatory approval and ultimately commercialize firmonertinib, or experience significant delays in doing so, our business will be materially harmed.
●	Clinical and preclinical development of new biopharmaceutical products involves a lengthy and expensive process with uncertain timelines and outcomes, and results of prior clinical trials and studies our current product candidates are not necessarily predictive of future results. Our other product candidates may not achieve favorable results in our clinical trials or receive regulatory approval on a timely basis, if at all.
●	Any difficulties or delays in the commencement or completion, or the termination or suspension, of our current or planned clinical trials or nonclinical studies could result in increased costs to us, delay or limit our ability to generate revenue or adversely affect our commercial prospects.
●	Enrollment and retention of patients in clinical trials is an expensive and time-consuming process and could be made more difficult or rendered impossible by multiple factors outside our control, which could adversely affect our business, operating results and prospects.
●	Use of our current or future product candidates could be associated with adverse side effects, adverse events or other safety risks, which could delay or preclude regulatory approval, cause us to suspend or discontinue clinical trials, abandon a product candidate, limit the commercial profile of an approved drug label or result in other significant negative consequences that could severely harm our business, prospects, operating results and financial condition.
●	Several of the ongoing clinical trials for our lead product candidate, firmonertinib, and an ongoing trial for ARR-217, are being conducted outside the United States, including in China. However, the FDA and foreign regulatory equivalents may not accept data from such trials, or may expect proportionately more data from subjects in the United States, in which case our development plans will be delayed, which could materially harm our business.
●	Interim, topline and preliminary data from our clinical trials and nonclinical studies that we announce or publish from time to time may change as more patient data become available and are subject to audit and verification procedures that could result in material changes in the final data.
●	The regulatory approval processes of the FDA and comparable foreign authorities are lengthy, time consuming and inherently unpredictable, and if we are ultimately unable to timely submit for and obtain regulatory approval for our product candidates, our business will be substantially harmed.
●	Firmonertinib has been granted Breakthrough Therapy Designation for the treatment of first-line patients with locally advanced or metastatic EGFRm NSCLC with exon 20 insertion mutations from the FDA and we may seek Breakthrough Therapy Designation for other product candidates in the future. Even if we apply for Breakthrough Therapy Designation in the future, we might not receive such designation, and even if received, such designation FDA may not lead to a faster development or regulatory review or approval process, and does not increase the likelihood that our product candidates will receive marketing approval.
●	Firmonertinib has been granted Fast Track Designation by the FDA for the treatment of patients with NSCLC harboring activating EGFR or HER2 kinase domain mutations, including exon 20 insertion mutations and we may seek Fast Track Designation for other product candidates in the future. Even if we apply for Fast Track Designation in the future, we might not receive such designation, and even if received, such designation may not actually lead to a faster development or regulatory review or approval process. Further, such designation could be withdrawn by the FDA.
●	We heavily rely on our exclusive licenses with our partners to provide us with intellectual property rights to develop and commercialize our product candidates. Any termination or loss of significant rights under our agreements with our partners would adversely affect our development or commercialization of our product candidates.
●	We currently rely on Chinese third parties for the manufacture of firmonertinib, ARR-217, and ARR-002 for clinical development, expect to rely on such manufacturers for potential future commercial supply of firmonertinib, ARR-217, and ARR-002, and expect to continue to rely on third parties for the foreseeable future. This reliance on third parties increases the risk that we will not have sufficient quantities for clinical development of firmonertinib, ARR-217, or ARR-002, or for commercialization of firmonertinib in such quantities at an acceptable cost, which could delay, prevent or impair our development or potential commercialization efforts.
●	Even if we receive regulatory approval for any of our current or future product candidates, we will be subject to ongoing regulatory obligations and continued regulatory review, which may result in significant additional expense. Additionally, our current and any future product candidates, if approved, could be subject to labeling and other restrictions on marketing or withdrawal from the market, and we may be subject to penalties if we fail to comply with regulatory requirements or if we experience unanticipated problems with our product candidates, if any of them are approved.
●	We face significant competition, and if our competitors develop and commercialize technologies or product candidates more rapidly than we do, or their technologies or product candidates are more effective, safer, or less expensive than our current and any future product candidates we develop, our business and our ability to develop and successfully commercialize products will be adversely affected.
●	We are subject to various U.S. federal, state and foreign healthcare laws and regulations, which could increase compliance costs, and our failure to comply with these laws and regulations could expose us to criminal sanctions, civil and administrative penalties, contractual damages, reputational harm and diminished profits and future earnings, among other penalties, any of which could harm our results of operations and financial condition.

●	If our internal information technology systems, or those used by our CROs, clinical sites, or other contractors or consultants upon which we rely, are or were compromised, become unavailable or suffer security breaches, loss or leakage of data or other disruptions, we could suffer material adverse consequences resulting from such compromise, including but not limited to, operational or service interruption, harm to our reputation, litigation, fines, penalties and liability, compromise of sensitive information related our business, and other adverse consequences.
●	We depend heavily on intellectual property licensed from third parties, and our licensors may not always act in our best interest. If we fail to comply with our obligations under our intellectual property licenses, if the licenses are terminated or if disputes regarding these licenses arise, we could lose significant rights that are important to our business.

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

We have incurred significant operating losses since our inception and expect to incur significant losses for the foreseeable future. We do not have any products approved for sale and have not generated any revenue since our inception. If our product candidates are not successfully developed, approved and commercialized, we may never generate significant revenue, if we generate any revenue at all. Our net losses were $166.3 million and $80.5 million for the years ended December 31, 2025 and 2024, respectively. As of December 31, 2025, we had an accumulated deficit of $404.6 million. Substantially all of our losses have resulted from expenses incurred in connection with in-licensing intellectual property related to, and developing, our product candidates and from general and administrative costs associated with our operations. Our current product candidates, and any future product candidates will require substantial additional development time and resources before we would be able to apply for or receive regulatory approvals and begin generating revenue from product sales. We expect to continue to incur losses for the foreseeable future, and we anticipate these losses will increase substantially as we continue our development of, seek regulatory approval for and potentially commercialize our product candidates, seek to identify, assess, acquire, in-license intellectual property related to or develop additional product candidates and operate as a public company. In addition, we are obligated to make milestone payments and royalty payments under certain license agreements and collaboration agreements. For example, we are obligated to pay Allist milestone payments up to an aggregate of $765.0 million upon the achievement of certain development, regulatory and sales milestone events as set forth in the Allist License Agreement, as defined herein. We are also obligated under the Allist License Agreement to pay Allist tiered royalties based on net sales of Licensed Products, as defined herein. Furthermore, we are obligated to pay Lepu Biopharma milestone payments up to an aggregate of $1.17 billion upon the achievement of certain development, regulatory and sales milestone events as set forth in the Lepu Biopharma Agreement, as defined herein. We are also obligated under the Lepu Biopharma Agreement to pay Lepu Biopharma tiered royalties based on net sales of Licensed Products, as defined herein. In addition, we are obligated to pay Aarvik regulatory and sales milestone payments up to an aggregate not to exceed $98.0 million upon the achievement of certain development, regulatory and sales milestone events as set forth in the Aarvik Collaboration Agreement, as defined herein, tiered royalties on aggregate net sales of products developed under the Aarvik Collaboration and commercialized by us or on our behalf at royalty rates in the mid-single digits. See “Business — Licenses, Partnerships and Collaborations — Aarvik Research Collaboration Agreement”. If these payments become due, we may not have sufficient funds available to meet our obligations and our development efforts may be harmed.

To become and remain profitable, we must succeed in developing, obtaining regulatory approvals for, and eventually commercializing products that generate significant revenue. This will require us to be successful in a range of challenging activities, including completing clinical trials of our current product candidates and any future product candidates, acquiring additional product candidates, obtaining regulatory approvals for our current and any future product candidates, and manufacturing, marketing, and selling any products for which we may obtain regulatory approvals. We may never succeed in these activities and, even if we do, may never generate revenue that is significant enough to achieve profitability. In addition, we have not yet demonstrated an ability to successfully overcome many of the risks and uncertainties frequently encountered by companies in new and rapidly evolving fields, particularly in the biopharmaceutical industry. Because of the numerous risks and uncertainties associated with biopharmaceutical product development, we are unable to accurately predict the timing or amount of increased expenses or when, or if, we will be able to achieve profitability. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. Our failure to become and remain profitable may have an adverse effect on the value of our company and could impair our ability to raise capital, expand our business, maintain our research and development efforts, diversify our product candidates, achieve our strategic objectives or even continue our operations. A decline in the value of our company could also cause stockholders to lose all or part of their investment.

We have a limited operating history and no history of commercializing pharmaceutical products, which may make it difficult to evaluate the prospects for our future viability.

Biopharmaceutical product development is a highly speculative undertaking and involves a substantial degree of risk. We are a clinical-stage biopharmaceutical company with a limited operating history upon which you can evaluate our business and prospects. We commenced operations in April 2021 and, to date, we have focused primarily on organizing and staffing our company, business planning, raising capital, in-licensing our product candidates, establishing our intellectual property portfolio and conducting research, preclinical studies, and clinical trials. We have not yet completed any pivotal clinical trials, obtained regulatory approvals, manufactured products at commercial scale, or arranged for a third party to do so on our behalf, or conducted sales and marketing activities necessary for successful product commercialization. Consequently, any predictions made about our future success or viability may not be accurate.

Operating our business requires substantial additional capital to finance our goals, and a failure to obtain this necessary capital when needed on acceptable terms, or at all, could force us to delay, limit, reduce or terminate our development programs, commercialization efforts or other operations.

The development of biopharmaceutical product candidates is capital-intensive. We expect our expenses to substantially increase in connection with our ongoing activities, particularly as we conduct our ongoing and planned clinical trials for our product candidates, and potentially seek regulatory approval for our current and any future product candidates we may develop, acquire or in-license additional product candidates and operate as a public company. In addition, if we are able to progress our product candidates through development and commercialization, we will be required to make milestone and royalty payments to our licensors from whom we have in-licensed intellectual property related to our product candidates. If we obtain regulatory approvals for our current or future product candidates, we also expect to incur significant commercialization expenses related to product manufacturing, marketing, sales, and distribution. Because the outcome of any clinical trial or preclinical study is highly uncertain, we cannot reliably estimate the actual amount of financing necessary to successfully complete the development and commercialization of our current or future product candidates.

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

Based on our current operating plan, we believe that our existing cash and cash equivalents, including the proceeds from our recently completed initial public offering, will enable us to fund our operations through at least twelve months from the issuance date of these financial statements. We have based these estimates on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect. Our operating plans and other demands on our cash resources may change as a result of many factors currently unknown to us, and we may need to seek additional funds sooner than planned. Our existing cash and cash equivalents, may not be sufficient to complete development of our current product candidates, or any future product candidate, and we will require substantial capital in order to advance our current product candidates, and any future product candidates through clinical trials, regulatory approval and commercialization. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. Our ability to raise additional funds may be adversely impacted by potential worsening global economic conditions and the disruptions to, and volatility in, the credit and financial markets in the United States and worldwide resulting from factors that include but are not limited to, change in inflation rates, trade sanctions, tariffs, the conflicts in the Middle East, between Russia and Ukraine, potential future U.S. action in Venezuela, and other factors, diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates and uncertainty about economic stability. If the equity and credit markets deteriorate, it may make any necessary debt or equity financing more difficult, more costly and more dilutive. If we are unable to raise capital when needed or on attractive terms, we could be forced to delay, reduce or eliminate our research and development programs or any future commercialization efforts, or even cease operations. We expect to finance our cash needs through public or private equity or debt financings or other capital sources, including potential collaborations, licenses and other similar arrangements. In order to obtain financing, we may be required to relinquish rights to some of our technologies or drug candidates or otherwise agree to terms unfavorable to us. The incurrence of indebtedness would result in increased fixed payment obligations and we may be required to agree to certain restrictive covenants, such as limitations on our ability to incur additional debt, limitations on our ability to acquire, sell or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans. Attempting to secure additional financing may divert our management from our day-to-day activities, which may adversely affect our ability to develop our current product candidates and any future product candidates.

Our future capital requirements, both near and long-term, will depend on many factors, including, but not limited to:

●	the initiation, type, number, scope, progress, expansions, results, costs and timing of clinical trials and studies of our current product candidates, and any future product candidates we may choose to pursue, including any modifications to clinical development plans based on feedback that we may receive from regulatory authorities;
●	the costs and timing of manufacturing for our current product candidates, or any future product candidate, including commercial manufacture at sufficient scale, if any product candidate is approved, including as a result of inflation, any supply chain issues or component shortages;
●	requirements of regulatory authorities in any jurisdictions in which we may seek approval for our current product candidates, and any future product candidates and our anticipated timing for seeking approval in such jurisdictions;
●	the costs, timing and outcome of regulatory meetings and reviews of our current product candidates or future product candidates;
●	any delays and cost increases that may result from any health epidemics and outbreaks, including COVID-19 or measles;
●	the costs of obtaining, maintaining, enforcing and protecting our patents and other intellectual property and proprietary rights;
●	our efforts to enhance operational systems and hire additional personnel to satisfy our obligations as a public company, including enhanced internal control over financial reporting;
●	the costs associated with hiring additional personnel and consultants as our business grows, including additional executive officers and clinical development, regulatory, Chemistry, Manufacturing, and Controls (CMC), quality, compliance, and commercial personnel;
●	the timing and amount of the milestone, royalty or other payments we must make to our licensors, from whom we have in-licensed our current product candidates, or any future licensors;
●	the costs and timing of establishing or securing sales and marketing capabilities if any current or future product candidate is approved;
●	our ability to achieve sufficient market acceptance, coverage and adequate reimbursement from third-party payors and adequate market share and revenue for any approved products;
●	our ability and strategic decision to acquire or develop future product candidates other than our current product candidates, and the timing of such development, if any;
●	patients’ willingness to pay out-of-pocket for any approved products in the absence of coverage and/or adequate reimbursement from third-party payors;
●	the terms and timing of establishing and maintaining collaborations, licenses and other similar arrangements; and
●	costs associated with any products or technologies that we may in-license or acquire.

Conducting clinical trials and nonclinical studies and potentially identifying future product candidates is a time consuming, expensive and uncertain process that takes years to complete, and we may never generate the necessary data or results required to obtain regulatory approval and commercialize our current or future product candidates. If approved, our current product candidates, and any future product candidates may not achieve commercial success. Our commercial revenue, if any, will initially be derived from sales of firmonertinib, which we do not expect to be commercially available for many years, if at all. Accordingly, we will need to continue to rely on additional financing to achieve our business objectives. Adequate additional financing may not be available to us on acceptable terms, or at all.

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

Risks Related to the Development and Regulatory Approval of Our Product Candidates

We currently depend significantly on the success of our product candidates If we are unable to advance our product candidates in clinical development, obtain regulatory approval and ultimately commercialize our product candidates, or experience significant delays in doing so, our business will be materially harmed.

We currently have two product candidates in clinical development, firmonertinib and ARR-217, the intellectual property for which we have individually in-licensed. Firmonertinib is in Phase 3 clinical development and ARR-217, which is in Phase 1 clinical development. Our business presently depends significantly on our ability to successfully develop, obtain regulatory approval for, and commercialize firmonertinib and our other product candidates in a timely manner. This may make an investment in our company riskier than similar companies that have more product candidates in active development and may be able to better sustain the delay or failure of a lead product candidate. In addition, our assumptions about our product candidates’ development potential are partially based on the data generated from preclinical studies and clinical trials conducted by our licensors and we may observe materially and adversely different results as we continue to conduct our clinical trials. The success of our product candidates will depend on several factors, including the following:

●	successful initiation, enrollment and completion of ongoing and future clinical trials with favorable results in accordance with good clinical practice (GCP) requirements and other applicable rules and regulations;
●	acceptance of regulatory submissions by the FDA or comparable foreign regulatory authorities for the conduct of nonclinical studies and clinical trials of our product candidates, including clinical trials conducted outside the United States, including China, and our proposed design of planned nonclinical studies and clinical trials of our product candidates;
●	the frequency, severity, and types of adverse events observed, or that we may observe, in nonclinical studies and clinical trials;
●	maintaining relationships with contract research organizations (CROs) and clinical sites for the clinical development of our product candidates, and ability of such CROs and clinical sites to comply with clinical trial protocols, current GCP and other applicable requirements;
●	demonstrating the safety and efficacy of our product candidates to the satisfaction of applicable regulatory authorities, including by establishing a safety database of a size satisfactory to regulatory authorities;
●	receipt and maintenance of marketing approvals from applicable regulatory authorities for the initial indication for use and any additional indications, including approvals of NDAs from the FDA, and maintaining any such approvals;
●	maintain relationships with our third-party manufacturers and their ability to comply with current Good Manufacturing Practice (cGMP) requirements as well as making arrangements with our third-party manufacturers for, or establishing our own, clinical or commercial manufacturing capabilities at a cost and scale sufficient to support commercialization;
●	establishing commercial capabilities and launching commercial sales of our product candidates, if and when approved, whether alone or in collaboration with others;
●	obtaining, establishing, maintaining and enforcing patent and any potential trade secret protection or regulatory exclusivity for our product candidates;
●	maintaining an acceptable safety profile of our product candidates following regulatory approval, if any;
●	maintaining and growing an organization of people who can develop and, if approved, commercialize our product candidates, if approved; and
●	acceptance of our product candidates, if approved, by patients, the medical community and third-party payors.

If we are unable to develop, receive marketing approval for and successfully commercialize our product candidates, or if we experience delays as a result of any of the above factors or otherwise, our business would be significantly harmed.

Clinical and preclinical development of new biopharmaceutical products involves a lengthy and expensive process with uncertain timelines and outcomes, and results of prior clinical trials and studies of our product candidates are not necessarily predictive of future results. Our product candidates may not achieve favorable results in our clinical trials or receive regulatory approval on a timely basis, if at all.

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

The results from preclinical studies or clinical trials of product candidates or a competitor’s product candidate in the same class may not predict the results of later clinical trials of our product candidate, and interim, topline, or preliminary results of a clinical trial are not necessarily indicative of final results. Product candidates in later stages of clinical trials may fail to show the desired safety and efficacy characteristics despite having progressed through preclinical studies and initial clinical trials. We do not know how our product candidates will perform in on-going and future clinical trials. It is not uncommon to observe results in clinical trials that are unexpected based on earlier clinical trials and preclinical studies, and many product candidates fail in clinical trials despite very promising early results. Furthermore, although firmonertinib is currently approved and commercially distributed by Allist in China as a first-line therapy to treat classical EGFRm NSCLC based on successful clinical trials conducted within China, there is no guarantee that we will be able to replicate all the results of any prior trials in the indications and doses we are exploring in our on-going and future clinical trials or even if we do, whether such results would lead to approval of the product candidate by the FDA or other health authorities. Moreover, preclinical and clinical data are often susceptible to varying interpretations and analyses. A number of companies in the biopharmaceutical and biotechnology industries have suffered significant setbacks in clinical development even after achieving promising results in earlier studies. Based upon negative or inconclusive results, we or any future collaborator may decide, or regulators may require us, to conduct additional nonclinical studies or clinical trials or delay our ongoing or future clinical trials, which would cause us to incur additional operating expenses and delays and may not be sufficient to support regulatory approval on a timely basis or at all.

As a result, we cannot be certain that our ongoing and planned clinical trials will be successful. Any safety concerns observed in any one of our clinical trials in our targeted indications could limit the prospects for regulatory approval of our product candidates in those and other indications, which could have a material adverse effect on our business, financial condition, results of operations and prospects.

Any difficulties or delays in the commencement or completion, or the termination or suspension, of our current or planned clinical trials or nonclinical studies could result in increased costs to us, delay or limit our ability to generate revenue or adversely affect our commercial prospects.

Before obtaining marketing approval from regulatory authorities for the sale of our product candidates, we must conduct extensive clinical trials to demonstrate the safety and efficacy of the product candidates for their intended use(s) in humans. Before we can initiate clinical trials for any future product candidates, we must submit the results of nonclinical studies to the FDA or comparable foreign regulatory authorities along with other information, including information about product candidate chemistry, manufacturing and controls and our proposed clinical trial protocol, as part of an IND or similar regulatory submission. The FDA or comparable foreign regulatory authorities may require us to conduct additional nonclinical studies for any product candidate before it allows us to initiate clinical trials under any IND or similar regulatory submission, which may lead to delays and increase the costs of our nonclinical development programs. For example, such authorities may ask us to collect more clinical data prior to permitting us to participate in the adjuvant study of firmonertinib initiated by Allist or to initiate another such study. Moreover, even if we commence clinical trials, issues relating to the safety and efficacy of current or future drug candidates may arise that could cause regulatory authorities to suspend, delay, or terminate such clinical trials. Any such delays in the commencement or completion, or the termination or suspension, of our ongoing and planned clinical trials or nonclinical studies for our product candidates, and any future product candidates could significantly affect our product development timelines and product development costs and harm our financial position.

We do not know whether our planned clinical trials and nonclinical studies will begin on time or be completed on schedule, if at all. The commencement, data readouts and completion of clinical trials and nonclinical studies can be delayed for a number of reasons, including delays related to:

●	inability to obtain animals or materials to initiate and generate sufficient nonclinical, toxicology, or other in vivo or in vitro data to support the initiation or continuation of clinical trials;

●	obtaining allowance from regulatory authorities to commence a trial or reaching a consensus with regulatory authorities on trial design;
●	the FDA or comparable foreign regulatory authorities disagreeing as to the design or implementation of our clinical trials;
●	any failure or delay in reaching an agreement with CROs and clinical trial sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and trial sites;
●	delays in identifying, recruiting and training suitable clinical investigators;
●	obtaining approval from one or more institutional review boards (IRBs) or ethics committees (EC) responsible for the oversight of human subjects research conducted at clinical trial sites;
●	IRBs/ECs refusing to approve, suspending or terminating the trial at an investigational site, precluding enrollment of additional subjects, or withdrawing their approval of the trial;
●	changes or amendments to the clinical trial protocol;
●	clinical sites deviating from the trial protocol or dropping out of a trial;
●	failure by our CROs to perform in accordance with GCP requirements or applicable regulatory rules and guidelines in other countries;
●	obtaining raw materials for manufacturing sufficient quantities of our product candidates, or obtaining sufficient quantities of combination therapies or other materials needed for use in clinical trials and nonclinical studies;
●	obtaining adequate materials for packaging clinical trial material;
●	expiration of the shelf life of clinical material for use in clinical trials prior to the enrollment of any of our clinical trials;
●	subjects failing to enroll or remain in our trials at the rate we expect, or failing to return for post-treatment follow- up, including subjects failing to remain in our trials due to movement restrictions, health reasons or otherwise resulting from any public health concerns, such as COVID-19 or measles;
●	individuals choosing an alternative product for the indications for which we are developing our current or future product candidates, or participating in competing clinical trials;
●	lack of adequate funding to continue the clinical trials, nonclinical studies, manufacturing or incurring greater costs than we anticipate;
●	research subjects experiencing severe or serious unexpected treatment-related adverse effects;
●	occurrence of serious adverse events in trials of the same class of agents conducted by other companies that could be considered similar to our current or future product candidates;

●	selection of clinical endpoints that require prolonged periods of clinical observation or extended analysis of the resulting data;
●	transfer of manufacturing processes to larger-scale facilities operated by a contract manufacturing organization (CMO), as a result of changes in U.S. legislation or otherwise, delays or failure by our CMOs or us to make any necessary changes to such manufacturing process, or failure of our CMOs to produce clinical trial materials in accordance with cGMP regulations or other applicable requirements; and
●	third parties being unwilling or unable to satisfy their contractual obligations to us in a timely manner.

In addition, disruptions caused by future public health concerns may increase the likelihood that we encounter such difficulties or delays in initiating, enrolling, conducting or completing our planned and ongoing clinical trials.

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

Further, conducting clinical trials in foreign countries, as has been done for firmonertinib and intended to be done in the future for firmonertinib and ARR-217 or any other current or future product candidates, presents additional risks that may delay completion of our clinical trials. These risks include the failure of enrolled subjects in foreign countries to adhere to clinical protocols as a result of differences in healthcare services or cultural customs, managing additional administrative burdens associated with foreign regulatory schemes, and political and economic risks, including war, civil unrest, relevant to such foreign countries.

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

In addition, many of the factors that cause, or lead to, the termination or suspension of, or a delay in the commencement or completion of, clinical trials, whether in whole or in part, may also ultimately lead to the denial of regulatory approval of a product candidate. We may make formulation or manufacturing changes to our current or future product candidates as a result of changes in U.S. legislation or otherwise, in which case we may need to conduct additional nonclinical studies or clinical trials to bridge our modified product candidates to earlier versions. Any resulting delays to our clinical trials could shorten any period during which we may have the exclusive right to commercialize our product candidates. In such cases, our competitors may be able to bring products to market before we do, and the commercial viability of our current or future product candidates could be significantly reduced. Any of these occurrences may harm our business, financial condition and prospects.

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

The timely completion of clinical trials in accordance with their protocols depends, among other things, on our ability to enroll a sufficient number of patients who remain in the study until its conclusion. We may experience difficulties in patient enrollment or retention in our clinical trials for a variety of reasons. Patient enrollment and retention in clinical trials depends on many factors, including:

●	the size and nature of the targeted patient population;
●	the severity of the disease or condition under investigation;
●	the availability and efficacy of approved therapies for the disease or condition under investigation;
●	perceived risks and benefits of the product candidate under study;
●	efforts to facilitate timely enrollment in clinical trials;
●	patient referral practices of physicians;
●	the design of the trial protocol;
●	the existing body of safety and efficacy data for the product candidate;
●	the number and nature of competing treatments and ongoing clinical trials of competing therapies for the same indication;
●	the proximity of patients to clinical sites;
●	continued enrollment of prospective patients by clinical trial sites;
●	the eligibility criteria for the trial;
●	the ability to recruit clinical trial investigators with the appropriate competencies and experience;
●	the ability to adequately monitor patients during and after treatment;
●	the risk that patients will drop out of a trial before completing all site visits;

●	delays or difficulties in enrollment and completion of studies due to travel or quarantine policies, or other factors, including those related to COVID-19 or future pandemics or epidemics; and
●	clinicians’ and patients’ perceptions as to the potential advantages of the product candidate being studied in relation to other available approved or investigational therapies, including any products that may be approved for, or any product candidates under investigation for, the indications we are investigating.

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

Delays or failures in planned patient enrollment or retention may result in increased costs, program delays or both, which could have a harmful effect on our ability to develop our product candidates, or could render further development impossible. For example, the impact of public health epidemics may delay or prevent patients from enrolling or from receiving treatment in accordance with the protocol and the required timelines, which could delay our clinical trials, or prevent us or our partners from completing our clinical trials at all, and harm our ability to obtain approval for such product candidate. Further, if patients drop out of our clinical trials, miss scheduled doses or follow-up visits, or otherwise fail to follow clinical trial protocols for any reason, the integrity of data from our clinical trials may be compromised or not accepted by the FDA or applicable foreign authorities, which would represent a significant setback for the applicable program. In addition, we rely on, and will continue to rely on, CROs and clinical trial sites to ensure proper and timely conduct of our clinical trials and future clinical trials and, while we intend to enter into agreements governing their services, we will be limited in our ability to compel their actual performance. Such delays or failures could adversely affect our business, operating results and prospects.

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

Use of our current or future product candidates could be associated with adverse side effects, adverse events or other safety risks, which could delay or preclude regulatory approval, cause us to suspend or discontinue clinical trials, abandon a product candidate, limit the commercial profile of an approved drug label or result in other significant negative consequences that could severely harm our business, prospects, operating results and financial condition.

As is the case with biopharmaceuticals generally, adverse side effects associated with the use of firmonertinib have been observed and it is likely there may be adverse side effects with our other product candidates and any future product candidates we may develop. Results of our ongoing and future clinical trials of firmonertinib or other product candidates could reveal a high and unacceptable severity and prevalence of expected or unexpected side effects or unexpected characteristics. Undesirable side effects caused by our product candidates when used alone or in combination with approved or investigational drugs could cause us or regulatory authorities to interrupt, delay or partially or completely halt clinical trials and could result in a restrictive prescription drug label, post-approval requirements, or lead to the delay of the planned clinical development, or the delay or denial of regulatory approval by the FDA or comparable foreign regulatory authorities. Drug-related side effects could also affect patient recruitment or the ability of enrolled patients to complete the trial or result in potential product liability claims. Any of these occurrences could severely harm our business, prospects, operating results and financial condition. The severity of adverse events (AEs) is described by grade on a scale of increasing severity from Grade 1 (mild), Grade 2 (moderate), Grade 3 (severe), Grade 4 (life-threatening) and Grade 5 (death). Serious adverse events (SAEs) are adverse events that are life threatening, require or prolong hospitalization, result in persistent or significant disability/incapacity, result in congenital anomalies or birth defects, or any other medical event which investigators judge to represent significant hazards. It should be noted that “Severe” and “Serious” are not synonymous as not all AEs that are severe (Grade 3) meet the criteria for SAE while Grade 4 (life-threatening) and Grade 5 (death) AEs are SAEs. AEs and SAEs that are determined to be related to the drug(s) being tested are reported as TRAEs and TRSAEs. TRAEs leading to discontinuation of study drug(s) are commonly reported to indicate the manageability of treatment-related toxicities. In the FURLONG trial, TRSAEs were observed in ten out of 178 treated patients and six out of 178 patients discontinued participation in the trial as a result of TRAEs. In the FAVOUR trial, as of the December 5, 2024 data cut-off date, TRSAEs were observed in seven out of 90 of the treated patients and three out of 90 patients discontinued participation in the trial as a result of TRAEs. The most frequent TRAEs (≥20%) in the FAVOUR trial as of December 5, 2024 were diarrhea, anemia, aspartate aminotransferase increased, alanine aminotransferase increased, blood creatinine increased, mouth ulceration, rash, white blood cell count decreased. Isolated cases of Grade ≥3 reversible hepatic transaminases accompanied with increased total bilirubin have been observed at firmonertinib dose levels higher than 80 mg daily. In the FURTHER trial, based on data as of July 3, 2025, TRSAEs were observed in eleven out of 116 of the treated patients and 8 out of 116 patients discontinued participation in the trial as a result of TRAEs. In the Furmo-003 trial (a phase 2 trial conducted by Allist in China in EGFRm NSCLC patients with exon 20 insertion mutations on/after platinum-based therapy), based on data as of September 30, 2025, TRSAEs were observed in 11 out of 71 patients treated with firmonertinib, and four out of 71 patients discontinued study treatment due to TRAEs. Overall, the most common TRSAEs (defined as ≥1%), across the FURLONG, FAVOUR, Furmo-003 and FURTHER trials were platelet count decreased, 1.3% (6 out of 455), pneumonitis/ILD, 1.1% (5 out of 455), and aspartate aminotransferase increased, 1.1% (5 out of 455). The discontinuation rate due to TRAEs across the FURLONG, FAVOUR, Furmo-003 and FURTHER trials was 4.6% (21 out of 455). See “Business — Firmonertinib: Our Lead Development Candidate” for additional information. See “Business — Firmonertinib: Our Lead Development Candidate” for additional information.

Moreover, if our current or future product candidates are associated with undesirable side effects in clinical trials or demonstrate characteristics that are unexpected in preclinical studies or clinical trials when used alone or in combination with other approved products or investigational new drugs, we may elect to interrupt, delay, or abandon their development in whole or in part or limit their development to more narrow uses, lower doses, or subpopulations in which the undesirable side effects or other characteristics are less prevalent, less severe or more acceptable from a risk-benefit perspective, which may limit the potential approval and commercial expectations for the product candidate if approved. We may also be required to modify our development and clinical trial plans based on findings in our ongoing clinical trials or based on the findings of our competitors’ ongoing clinical trials of molecules in the same class. Many compounds that showed promise initially have later been found to cause side effects that prevented further development of the compounds.

If our current or future product candidates receive marketing approval, and we or others later identify undesirable side effects caused by such product, a number of potentially significant negative consequences could result, including:

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

We may not be successful in our efforts to investigate firmonertinib or our other current product candidates in additional indications. We may expend our limited resources to pursue, acquire or license a new product candidate or a particular indication for our product candidates and fail to capitalize on such product candidates or indications that may be more profitable or for which there is a greater likelihood of success.

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

We may in the future develop our product candidates in combination with other therapies, and safety or supply issues with combination-use products may delay or prevent development and approval of our product candidates.

We may in the future develop our product candidates in combination with one or more cancer therapies. Even if any product candidate we develop were to receive marketing approval or be commercialized for use in combination with other existing therapies, we would continue to be subject to the risks that the FDA or similar regulatory authorities outside of the United States could revoke approval of the therapy used in combination with our product candidates or that safety, efficacy, manufacturing or supply issues could arise with these existing therapies. Combination therapies are commonly used for the treatment of cancer, and we would be subject to similar risks if we develop any of our product candidates for use in combination with other drugs or for indications other than cancer. Similarly, if the therapies we use in combination with our product candidates are replaced as the standard of care for the indications we choose for any of our product candidates, the FDA or similar regulatory authorities outside of the United States may require us to conduct additional clinical trials. The occurrence of any of these risks could result in our own products, if approved, being removed from the market or being less successful commercially.

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

Several of the ongoing clinical trials for our lead product candidate, firmonertinib, and an ongoing trial for ARR-217 are being conducted outside the United States, including in China, and we expect to conduct future clinical trials of firmonertinib and our other product candidates outside the United States, including in China. However, the FDA and foreign regulatory equivalents may not accept data from such trials, or may expect proportionately more data from subjects in the United States or the corresponding foreign jurisdiction, in which case our development plans will be delayed, which could materially harm our business.

Several of the ongoing clinical trials for our lead product candidate, firmonertinib, are being conducted both inside and outside of the United States, including in China. Specifically, we have enrolled patients globally in our FURVENT and FURTHER trials and are enrolling patients globally in our ALPACCA trial. Furthermore, our partner Allist is conducting the FAVOUR trial in China. The initial clinical study of ARR-217 is also being conducted in China. The acceptance of study data from clinical trials conducted outside the U.S. or another jurisdiction by the FDA or comparable foreign regulatory authority may be subject to certain conditions or may not be accepted at all. In cases where data from foreign clinical trials are intended to serve as the sole basis for marketing approval in the U.S., the FDA will generally not approve the application on the basis of foreign data alone unless (i) the data are applicable to the U.S. population and U.S. medical practice; (ii) the trials were performed by clinical investigators of recognized competence and pursuant to GCP regulations; and (iii) the data may be considered valid without the need for an on-site inspection by the FDA, or if the FDA considers such inspection to be necessary, the FDA is able to validate the data through an on-site inspection or other appropriate means. In addition, even where the foreign study data are not intended to serve as the sole basis for approval, the FDA will not accept the data as support for an application for marketing approval unless the study is well-designed and well-conducted in accordance with GCP requirements and the FDA is able to validate the data from the study through an onsite inspection if deemed necessary. The data from foreign clinical trials must also be representative of the Unites States patient population. Additionally, the FDA’s clinical trial requirements, including sufficient size of patient populations and statistical powering, must be met. In February 2022, the FDA publicly rebuked an oncology product sponsor for submitting a marketing application with Phase III clinical data solely from China. The FDA’s Oncologic Drug Advisory Committee recently noted that the data from a global study of a hematology drug did not appear to be representative of the U.S. population, pointing to apparent differences in results from Asian and Non-Asian regions and proportionally smaller U.S. sample size, the lack of regional stratification in the study design, and potential imbalances in patient characteristics. The FDA subsequently issued a CRL for the drug’s application for marketing authorization. Members of Congress have also raised national security concerns related to U.S. clinical trial sponsors utilizing study sites in China that may be owned or operated by the Chinese military. It remains to be seen whether the current administration and/or the 119th Congress (2025-26) take steps to restrict or limit the conduct of clinical research activities in China or other jurisdictions, or to otherwise require additional due diligence checks or oversight by sponsors.

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

From time to time, we may publicly disclose interim, topline or preliminary data from our clinical trials and preclinical studies, which is based on a preliminary analysis of then-available data, and the results and related findings and conclusions are subject to change following a more comprehensive review of the data related to the particular study or trial. For example, in September 2024, we announced positive interim proof-of-concept data from the FURTHER trial of firmonertinib in first-line patients with locally advanced or metastatic EGFRm NSCLC with PACC mutations. In this interim readout, 64% of patients (n=14 out of 22 patients) were observed to experience a reduction in tumor size of at least 30% from the baseline in a patient without evidence of progression as measured by RECIST 1.1 criteria. Median DOR had not yet been reached, with 90.9% (n=20/22) of patients with confirmed responses remaining on study. We subsequently announced the final analysis of the FURTHER trial, reporting a 16.0 months mPFS with firmonertinib 240 mg by BICR in first-line patients and a confirmed overall response rate (cORR) 68.2%, DOR 14.6 months by BICR in first-line patients, and confirmed CNS responses with firmonertinib including CRs by BICR. Additionally, we reported that the most frequent treatment-related adverse events include diarrhea, hepatic enzyme elevation, rash, stomatitis, and dry skin.

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

If the interim, topline, or preliminary data that we report differ from actual results, or if others, including regulatory authorities, disagree with the conclusions reached, our ability to obtain approval for, and commercialize, firmonertinib, our product candidates, and any future product candidates may be harmed, which could harm our business, operating results, prospects or financial condition.

The regulatory approval processes of the FDA and comparable foreign authorities are lengthy, time consuming and inherently unpredictable, and if we are ultimately unable to timely submit for and obtain regulatory approval for our product candidates, our business will be substantially harmed.

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

Obtaining and maintaining marketing approval of our product candidates in one jurisdiction does not guarantee that we will be able to obtain or maintain marketing approval in any other jurisdiction. For example, firmonertinib has been approved by the National Medical Products Administration (NMPA) of China and is currently commercially distributed in China by Allist as a first-line treatment of locally advanced or metastatic NSCLC patients with classical EGFRm as well as pre-treated patients with T790M mutations and more recently in patients who have failed first line therapy in Exon20 insertion mutations. Even if the NMPA or a foreign regulatory authority grants marketing approval of one of our product candidates, it does not mean that the FDA or comparable regulatory authorities in other jurisdictions must also approve the manufacturing, marketing and promotion and reimbursement of the product candidate in such countries, including the United States. However, a failure or delay in obtaining marketing approval in one jurisdiction may negatively impact the marketing approval process in others. Approval procedures vary among jurisdictions and can involve requirements and administrative review periods different from those in the United States, including additional nonclinical studies or clinical trials because clinical trials conducted in one jurisdiction may not be accepted by regulatory authorities in other jurisdictions. In many jurisdictions outside the United States, a product candidate also must be approved for reimbursement before it can be offered for sale in that jurisdiction. In some cases, the price that we intend to charge for our future commercial products is also subject to approval.

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

We received Breakthrough Therapy Designation for firmonertinib for the treatment of first-line patients with locally advanced or metastatic EGFRm NSCLC with exon 20 insertion mutations from the FDA in October 2023, and we may seek such designation for other product candidates in the future. A Breakthrough Therapy is defined as a drug that is intended, alone or in combination with one or more other drugs, to treat a serious or life-threatening disease or condition, and preliminary clinical evidence indicates that the drug may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. For drugs that have been designated as Breakthrough Therapies, interaction and communication between the FDA and the sponsor can help to identify the most efficient path for development. Drugs designated as Breakthrough Therapies are also eligible for accelerated approval.

The FDA has discretion to determine whether the statutory criteria have been met and whether to grant a Breakthrough Therapy Designation to a product candidate. Accordingly, even if we believe, after completing early clinical trials, that one of our product candidates meets the criteria for designation as a Breakthrough Therapy, the FDA may disagree and not make such designation. In any event, the receipt of a Breakthrough Therapy Designation for a product candidate may not result in a faster development process, review or approval compared to product candidates considered for approval under conventional FDA procedures and does not change the standard for approval by the FDA. In addition, even after granting Breakthrough Therapy Designation to a product candidate, the FDA may later decide that such product candidates no longer meet the conditions for qualification and withdraw such designation.

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

In January 2022, the FDA granted Fast Track designation to firmonertinib for the treatment of patients with NSCLC harboring activating EGFR or HER2 kinase domain mutations, including exon 20 insertion mutations. If a drug candidate is intended for the treatment of a serious or life-threatening disease or condition and nonclinical or clinical data demonstrate the potential to address an unmet medical need for this disease or condition, a product sponsor may request a Fast Track designation from the FDA. Fast Track designation applies to the combination of the product candidate and the specific indication for which it is being studied. The sponsor of a Fast Track designated product candidate has opportunities for more frequent interactions with the applicable FDA review team during product development and, once an NDA/BLA is submitted, the application may be eligible for priority review. An NDA/BLA submitted for a Fast Track designated product candidate may also be eligible for rolling review, where the FDA may consider for review sections of the NDA/BLA on a rolling basis before the complete application is submitted, if the sponsor provides a schedule for the submission of the sections of the NDA/BLA, the FDA agrees to accept sections of the application and determines that the schedule is acceptable, and the sponsor pays any required user fees upon submission of the first section of the application.

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

Even though firmonertinib has been granted an Orphan Drug Designation in the United States for the treatment of NSCLC, there can be no guarantee that we will maintain orphan status for the product candidate, that we will be able to secure orphan status for future candidates should we seek such designation, or that we will receive approval for any product candidate with an Orphan Drug Designation or benefit from a period of orphan exclusivity following a future product approval.

Under the Orphan Drug Act, the FDA may grant Orphan Drug Designation to a drug or biologic intended to treat a rare disease or condition or for which there is no reasonable expectation that the cost of developing and making available in the United States a drug or biologic for a disease or condition will be recovered from sales in the United States for that drug or biologic. If a product that has orphan drug designation subsequently receives the first FDA approval for the disease for which it has such designation, the product is entitled to orphan product exclusivity, which means that the FDA may not approve any other applications to market the same drug or biologic for the same indication for seven years, except in limited circumstances, such as a showing of clinical superiority to the product with orphan drug exclusivity. Even with orphan drug status, exclusive marketing rights in the United States may be limited if we seek FDA marketing approval for an indication broader than the candidate’s orphan designated indication. Additionally, any candidate that initially receives orphan drug status designation may lose such designation if the FDA later determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantities of the product to meet the needs of patients with the rare disease or condition.

          We received Orphan Drug Designation for firmonertinib for the treatment of NSCLC with EGFRm or HER2 mutations or HER4 mutations in February 2024, and we may seek orphan status for future indications or product candidates. We are not guaranteed to maintain or receive Orphan Drug Designation for our current or future product candidates, and if our product candidates that were granted Orphan Drug Designation were to lose their status as an orphan or their eligibility for orphan exclusivity upon approval, our business and results of operations could be materially adversely affected. While orphan status for any of our products, if granted or maintained, would provide market exclusivity in the United States for the time periods specified above, we would not be able to exclude other companies from manufacturing and/or selling products using the same active ingredient for the same indication beyond the exclusivity period applicable to our product on the sole basis of orphan drug status. In addition, orphan exclusivity does not block the approval of a different drug or biologic for the same rare disease or condition, nor does it block the approval of the same drug or biologic for different conditions.

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

Disruptions at the FDA and other government agencies caused by funding shortages, mass layoffs, or global health concerns could hinder their ability to hire, retain or deploy key leadership and other personnel, or otherwise prevent new or modified products from being developed, reviewed, approved or commercialized in a timely manner or at all, which could negatively impact our business or our ability to access the public markets.

The ability of the FDA and other government agencies to review and approve new medical products can be affected by a variety of factors, including government budget and funding levels, statutory, regulatory and policy changes, a government agency’s ability to hire and retain key personnel and accept the payment of user fees, and other events that may otherwise affect the government agency’s ability to perform routine functions. Average review times at the FDA and other government agencies have fluctuated in recent years as a result. In addition, government funding of other government agencies that fund research and development activities is subject to the political process, which is inherently fluid and unpredictable. Disruptions at the FDA and other agencies may also slow the time necessary for new drugs or modifications to approved drugs to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, over the last several years, including during the fourth quarter of 2025, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA, have had to furlough critical employees and stop critical activities during that period. Additionally, over the past year the FDA has experienced significant and rapid fluctuations in leadership and scientific review personnel, which may be key contributing factors in multiple reported delays in agency decision making on marketing applications and agency requests for additional data that are inconsistent with prior regulatory feedback. The impact of the current administration’s mass layoffs at the agency, as well as at other governmental offices with which we interact is unclear at this time.

Separately, during the heights of the COVID-19 pandemic, the FDA postponed most inspections of domestic and foreign manufacturing facilities at various points, and regulatory authorities outside the United States adopted similar policy measures. Future emerging infectious disease outbreaks, epidemics or pandemics may lead to such policy and resource prioritization changes in the future. If a prolonged government shutdown or slowdown occurs, or if global health concerns similar to COVID-19 prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews or other regulatory activities, it could significantly impact the ability of the FDA or other regulatory authorities to timely review and process our regulatory submissions, which could have a material adverse effect on our business. Further, in our operations as a public company, future government shutdowns could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations.

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

Risks Related to Our Reliance on Third Parties

We heavily rely on our exclusive licenses with our partners to provide us with intellectual property rights to develop and commercialize our product candidates. Any termination or loss of significant rights under our agreements with our partners would adversely affect our development or commercialization of our product candidates.

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

Allist is currently conducting clinical studies in China with firmonertinib, including a Phase 1b trial and a phase 2 trial in EGFRm NSCLC patients with exon 20 insertion mutations. Collaborators of Allist are also conducting additional clinical studies of firmonertinib in a variety of cancers. Allist is also commercializing firmonertinib in China. If announcements by Allist or other third parties with whom we collaborate, or by third parties with whom Allist collaborates, now or in the future, are unfavorable with respect to their clinical trials, or with respect to post-approval monitoring, our clinical development plans may be adversely affected. Further, even if announcements by such third parties are favorable with respect to their clinical trials, our planned clinical trials for firmonertinib, and any future clinical trials we may conduct, differ from their clinical trials and investors should not place undue reliance upon any of such third parties’ reported data or other clinical development announcements.

We rely on, and intend to continue to rely on, third parties to conduct, supervise and monitor our clinical trials and nonclinical studies. If these third parties do not successfully carry out their contractual duties, comply with applicable regulatory requirements or meet expected deadlines, our development programs and our ability to seek or obtain regulatory approval for or commercialize our product candidates, and any future product candidates may be delayed or subject to increased costs, each of which may have an adverse effect on our business and prospects.

We are dependent on third parties to conduct our clinical trials and preclinical and nonclinical studies. Specifically, we rely on, and intend to continue to rely on, medical institutions, clinical investigators, CROs, such as Fortrea, Inc., Icon Clinical Research Limited, and Syneos Health, LLC, and consultants to conduct nonclinical studies and clinical trials, in each case in accordance with our study protocols and applicable regulatory requirements. These CROs, investigators and other third parties play a significant role in the conduct and timing of these studies or trials and the subsequent collection and analysis of data. Though we expect to carefully manage our relationships with our CROs, investigators and other third parties, there can be no assurance that we will not encounter challenges or delays in the future or that these delays or challenges will not have a material adverse impact on our business, financial condition and prospects. Further, while we have and will have agreements governing the activities of our third-party contractors, we have limited influence over their actual performance. Nevertheless, we are responsible for ensuring that each of our clinical trials is conducted in accordance with the applicable protocol and legal, regulatory and scientific standards and requirements, and our reliance on our CROs and other third parties does not relieve us of our regulatory responsibilities. In addition, we and our CROs are required to comply with GLP and GCP requirements, as applicable, which are regulations and guidelines enforced by the FDA and comparable foreign regulatory authorities related to the conduct of nonclinical studies and clinical trials, respectively. Regulatory authorities enforce GCPs through periodic inspections of trial sponsors, principal investigators and trial sites. If we or any of our CROs or trial sites fail to comply with applicable GLP or GCP or other requirements, the collected nonclinical data or the clinical data generated in our clinical trials may be deemed unreliable, and the FDA or comparable foreign regulatory authorities may require us to perform additional nonclinical studies or clinical trials before approving our marketing applications, if ever. Furthermore, our clinical trials must be conducted with materials manufactured in accordance with cGMP regulations. Failure to comply with these regulations may require us to repeat clinical trials, which would delay the regulatory approval process.

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

We currently rely on Chinese third parties for the manufacture of firmonertinib, ARR-217, and ARR-002 for clinical development, expect to rely on such manufacturers for potential future commercial supply of firmonertinib, ARR-217, and ARR-002, and expect to continue to rely on third parties for the foreseeable future. This reliance on third parties increases the risk that we will not have sufficient quantities for clinical development of firmonertinib, ARR-217, or ARR-002, or for commercialization of firmonertinib in such quantities at an acceptable cost, which could delay, prevent or impair our development or potential commercialization efforts.

We do not own or operate manufacturing facilities and have no plans to develop our own clinical or commercial-scale manufacturing capabilities. We rely on Chinese third parties, and expect to continue to rely, on such third parties for the manufacture of firmonertinib, ARR-217, and ARR-002, and related raw materials for clinical development, as well as for commercial manufacture of firmonertinib, should firmonertinib receive marketing approval. The facilities used by third-party manufacturers to manufacture our product candidates must be approved by the FDA and any comparable foreign regulatory authority pursuant to inspections that will be conducted after we submit an NDA/BLA to the FDA or make any comparable submission to a foreign regulatory authority. We do not control the manufacturing process of, and are completely dependent on, third-party manufacturers for compliance with cGMP requirements for manufacture of products. If these third-party manufacturers cannot successfully manufacture material that conforms to our specifications and the strict regulatory requirements of the FDA or any comparable foreign regulatory authority, they will not be able to secure and/or maintain regulatory approval for their manufacturing facilities.

In addition, we have no control over the ability of third-party manufacturers to maintain adequate quality control, quality assurance and qualified personnel. If the FDA or any comparable foreign regulatory authority does not approve these facilities for the manufacture of our current product candidates or if it withdraws any such approval in the future, we may need to find alternative manufacturing facilities, which would significantly impact our ability to develop, obtain regulatory approval for or market our current product candidates if approved. Our failure, or the failure of our third-party manufacturers, to comply with applicable regulations also could result in sanctions being imposed on us, including clinical holds, fines, injunctions, civil penalties, delays, suspension or withdrawal of approvals, seizures or recalls of our current product candidates or any future products, operating restrictions and criminal prosecutions, any of which could significantly and adversely affect supplies of our products and our financial position.

Our or a third party’s failure to execute on our manufacturing requirements on commercially reasonable terms, in a timely manner and in compliance with cGMP or other regulatory requirements could adversely affect our business in a number of ways, including:

●	an inability to initiate or complete clinical trials of our current product candidates, or any other future product candidates in a timely manner;
●	delay in submitting regulatory applications, or receiving marketing approvals for our current product candidates or any future product candidates;
●	subjecting third-party manufacturing facilities or our potential future manufacturing facilities to additional inspections by regulatory authorities;
●	requirements to cease development or to recall batches of our current or future product candidates; and
●	in the event of approval to market and commercialize our current or future product candidates, an inability to meet commercial demands for our current or future product candidates.

In addition, we do not have any long-term commitments or supply agreements with any third-party manufacturers. We may be unable to establish any long-term supply agreements with third-party manufacturers or to do so on acceptable terms, which increases the risk of failing to timely obtain sufficient quantities of our product candidates or such quantities at an acceptable cost. Even if we are able to establish agreements with third-party manufacturers, reliance on third-party manufacturers entails additional risks, including:

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

Any performance failure on the part of our existing or future manufacturers could delay clinical development or marketing approval or jeopardize our ability to commence or continue commercialization of our current product candidates or any future product candidates, and any related remedial measures may be costly or time consuming to implement. We do not currently have arrangements in place for redundant supply or a second source for all required raw materials used in the manufacture of our product candidates. If our existing or future third-party manufacturers cannot perform as agreed, we may be required to replace such manufacturers and we may be unable to replace them on a timely basis or at all. Without additional suppliers of required raw materials, we may also be unable to meet the commercial needs of a commercial launch of any future product candidates.

In addition, our current and anticipated future dependence upon others for the manufacture of our product candidates and any future product candidates may adversely affect our future profit margins and our ability to commercialize any products that receive marketing approval on a timely and competitive basis.

A portion of our product development and manufacturing for our current product candidates takes place in China through third-party manufacturers. A significant disruption in the operation of those manufacturers, a trade war or political unrest in China, or a change in the regulatory framework in the United States or China, could materially adversely affect our business, financial condition and results of operations.

Currently, we rely on and have agreements with two third-party contract manufacturers, Raybow and WuXi STA, to supply the drug substance for firmonertinib for use in ongoing and planned clinical trials. We also rely on and have an agreement with WuXi STA to manufacture the clinical trial supplies of firmonertinib drug product and supplies for initial commercial launch in the United States, if approved. Both third-party contract manufacturers are located in China, and we expect to continue to use such third-party manufacturers for such firmonertinib drug substance and drug product supplies. We expect to rely on manufacturers in China for ARR-217 drug substance and drug product for use in clinical studies and also expect to rely on WuXi XDC for the manufacture of ARR-002 for initial clinical studies. Any disruption in production or inability of our manufacturers in China to produce adequate quantities to meet our needs, whether as a result of a natural disaster, infectious disease outbreak, or other causes could impair our ability to operate our business on a day-to-day basis and to continue our development of our product candidates, and commercialization of firmonertinib, if approved. Furthermore, since these manufacturers are located in China, we are exposed to the possibility of product supply disruption and increased costs in the event of changes in the policies of the U.S. or Chinese governments, political unrest or unstable economic conditions in China.

The National Defense Authorization Act for Fiscal Year 2026 includes a section titled, “Prohibition on Contracting with Certain Biotechnology Providers,” also known as the BIOSECURE Act, aimed at discouraging federal contracting with certain biotechnology companies for biotechnology equipment or services in China and other countries of concern. The statute prohibits federal executive agencies from procuring any biotechnology equipment or service from a biotechnology company of concern (BCC) or contracting with any such company or any entity that procures or uses equipment or services from a BCC. Any company on the Department of Defense’s Chinese Military Companies List (1260H list) is considered a BCC under the new law and the White House Office of Management and Budget is empowered to designate companies as BCCs based on consultations with Cabinet Secretaries and other key leaders from the executive branch. Such prohibitions may limit our ability to obtain federal government grants for research involving our products, if approved, or product candidates manufactured in China or to enter contracts to sell any such products, if approved, to the federal government. If we are required to change manufacturers for any reason, we will be required to verify that the new manufacturer maintains facilities and procedures that comply with quality standards and with all applicable regulations and guidelines. For example, in the event that we need to switch our third- party manufacturer of firmonertinib or ARR-002 from WuXi STA or related entities, we anticipate that the complexity of the manufacturing process may impact the amount of time it may take to secure a replacement manufacturer. The delays associated with the verification of a new manufacturer, once we are able to identify an alternative source, could negatively affect our ability to develop product candidates in a timely manner or within budget, which could materially adversely affect our business, financial condition and results of operations.

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

We are currently collaborating with third parties to develop certain of our potential drug candidates. For example, we are collaborating with Allist with respect to certain aspects of firmonertinib and are collaborating with Lepu Biopharma with respect to ARR-217. In the future, we may seek to enter into collaborations, joint ventures, license agreements and other similar arrangements for the development or commercialization of our current product candidates, and any future product candidates, due to capital costs required to develop or commercialize the product candidate or manufacturing constraints. For example, certain of the cancer disease areas that we believe our product candidates address require large, costly and later-stage clinical trials, which a collaboration partner may be better positioned to finance and/or conduct. In addition, a component of our strategy is to maximize the commercial value of our current and future product candidates, which may also strategically align with partnering commercial rights with partners that have large and established sales organizations. To the extent that we decide to enter into collaborations, joint ventures, license agreements and other similar arrangements, we may not be successful in our efforts to establish or maintain such collaborations because our research and development pipeline may be insufficient, any future product candidates may be deemed to be at too early of a stage of development for collaborative effort or third parties may not view our product candidates as having the requisite potential to demonstrate safety and efficacy or significant commercial opportunity. In addition, we face significant competition in seeking appropriate strategic partners, and the negotiation process can be time-consuming and complex. Even if we are successful in our efforts to establish such collaborations, the terms that we agree upon may not be favorable to us. For example, we may need to relinquish valuable rights to our future revenue streams, research programs, intellectual property or product candidates, or grant licenses on terms that may not be favorable to us, as part of any such arrangement, and such arrangements may restrict us from entering into additional agreements with other potential collaborators. In addition, if we enter into such collaborations, we will have limited control over the amount and timing of resources that our collaborators will dedicate to the development or commercialization of our product candidates. Our ability to generate revenue from these arrangements will depend on any future collaborators’ abilities to successfully perform the functions assigned to them in these arrangements. We cannot be certain that, following a collaboration, license or strategic transaction, we will achieve an economic benefit that justifies such transaction.

Furthermore, we may not be able to maintain such collaborations if, for example, the development or approval of a product candidate is delayed, the safety of a product candidate is questioned or the sales of an approved product candidate are unsatisfactory.

Collaborations involving our current or future product candidates would pose significant risks to us, including the following:

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

Any termination of collaborations we currently depend on or may enter into in the future, or any delay in entering into collaborations related to our current or future product candidates, could delay the development and commercialization of our product candidates and reduce their competitiveness if they reach the market, which could have a material adverse effect on our business, financial condition, results of operations and prospects.

Risks Related to Commercialization of Firmonertinib, Our Other Product Candidates, and any Future Product Candidates

Even if we receive regulatory approval for any of our current or future product candidates, we will be subject to ongoing regulatory obligations and continued regulatory review, which may result in significant additional expense. Additionally, our current and any future product candidates, if approved, could be subject to labeling and other restrictions on marketing or withdrawal from the market, and we may be subject to penalties if we fail to comply with regulatory requirements or if we experience unanticipated problems with our product candidates, if any of them are approved.

Any regulatory approvals that we may receive for our other current or any future product candidates will require the submission of various post-marketing reports to regulatory authorities, will subject us to surveillance requirements to monitor the safety and efficacy of the product, may contain significant limitations related to use restrictions for specified age groups, warnings, precautions or contraindications and may include burdensome post-approval study or risk management requirements. For example, the FDA may require REMS as a condition of approval of our current or any future product candidates, which could include requirements for a medication guide, physician training and communication plans or additional elements to ensure safe use, such as restricted distribution methods, patient registries and other risk minimization tools. In addition, if the FDA or a comparable foreign regulatory authority approves our current or future product candidates, the manufacturing processes, labeling, packaging, distribution, adverse event reporting, storage, advertising, promotion, import, export and recordkeeping for such products will be subject to extensive and ongoing regulatory requirements. These requirements include submissions of safety and other post-marketing information and reports, facility registration, and continued compliance with cGMPs for product manufacturing and GCP requirements for any clinical trials that we conduct post-approval. Manufacturers of approved products and their facilities are subject to continual review and periodic, unannounced inspections by the FDA and other regulatory authorities for compliance with cGMP regulations and standards. In addition, should accelerated approval be granted to any of our product candidates, we will be required to complete confirmatory clinical trials to verify the drug’s clinical benefit(s) and to make certain mandatory submissions to the FDA that are not applicable to drug products with “full” or traditional FDA marketing approvals (i.e., those not subject to accelerated approval requirements).

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

The occurrence of any event or penalty described above may inhibit our ability to commercialize our current or future product candidates and to generate revenue, could require us to expend significant time and resources in response and could generate negative publicity.

The FDA’s and other regulatory authorities’ policies may change and additional government regulations may be promulgated that could prevent, limit or delay marketing authorization of any product candidates we develop. We also cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative action, either in the United States or abroad. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may be subject to enforcement action and we may not achieve or sustain profitability. In addition, the U.S. Supreme Court’s June 2024 decision to overturn established case law giving deference to regulatory agencies’ interpretations of ambiguous statutory language has introduced uncertainty regarding the extent to which the FDA’s regulations, policies and decisions may become subject to increasing legal challenges, delays, or changes.

The FDA and other regulatory agencies actively enforce the laws and regulations prohibiting the promotion of off-label uses.

The FDA and other regulatory agencies strictly regulate the marketing, labeling, advertising, and promotional claims that may be made about prescription drug products, such as our current or future product candidates, if approved. These regulations include standards and restrictions for direct-to-consumer advertising, industry-sponsored scientific and educational activities, promotional activities involving the internet and off-label promotion. In particular, a product may not be promoted for uses that are not approved by the FDA or such other regulatory agencies as reflected in the product’s approved labeling. However, companies may share truthful and not misleading information that is not inconsistent with the labeling, and the FDA has recently published guidance for industry outlining modernized recommendations for how drug manufacturers can share scientifically sound and clinically relevant information on unapproved uses with health care providers so long as such presentations are not promotional. While physicians in the United States may choose, and are generally permitted, to prescribe drugs for uses that are not described in the product’s labeling and for uses that differ from those tested in clinical trials and approved by the regulatory authorities, our ability to promote or advertise any future commercial products will be narrowly limited to those indications that are specifically approved by the FDA.

If we are found to have promoted off-label uses for an FDA-approved drug product, or to have promoted an investigational drug before it has been granted some form of marketing approval, we may become subject to significant liability. The U.S. federal government has levied large civil and criminal fines against companies for alleged improper promotion of off-label use and has enjoined several companies from engaging in off-label promotion. The government has also required companies to enter into consent decrees or imposed permanent injunctions under which specified promotional conduct is changed or curtailed. If we cannot successfully manage the promotion of our other current or future product candidates, if approved, we could become subject to significant liability, which would materially adversely affect our business and financial condition.

If we are required by the FDA to obtain approval of a companion diagnostic in connection with approval of any of our product candidates, and we do not obtain, or face delays in obtaining, FDA approval of such companion diagnostic, we will not be able to commercialize such product candidate and our ability to generate revenue will be materially impaired.

According to FDA guidance, if the FDA determines that a companion diagnostic device is essential to the safe and effective use of a novel therapeutic product or indication, the FDA generally will not approve the therapeutic product or new therapeutic product indication if the companion diagnostic is not also approved or cleared for that indication. We are working with a diagnostics company to develop a companion diagnostic for firmonertinib to identify patients with EGFR exon 20 insertion mutations and we may be required to pursue a similar approach for EGFR PACC mutations. We may similarly work with diagnostics companies for our other current and any future product candidates. The process of obtaining or creating such diagnostic is time consuming and costly.

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

If the FDA or a comparable foreign regulatory authority requires approval or clearance of a companion diagnostic for any of our product candidates, whether before or after the product candidate obtains marketing approval, we and/or third-party collaborators may encounter difficulties in developing and obtaining approval or clearance for these companion diagnostics. Any delay or failure by us or third-party collaborators to develop or obtain regulatory approval or clearance of a companion diagnostic could delay or prevent approval or continued marketing of the relevant product. For example, our Phase 3 clinical trial of firmonertinib in NSCLC EGFR exon 20 insertion mutations may generate insufficient data to enable the approval by the FDA of the companion diagnostic that we are working with a diagnostics company to develop. If our collaborator is unable to develop and receive marketing authorization for such diagnostic, the approval of firmonertinib could be delayed or prevented and our business would be significantly harmed. We or our collaborators may also experience delays in developing a sustainable, reproducible and scalable manufacturing process for the companion diagnostic or in transferring that process to commercial partners or negotiating insurance reimbursement plans, all of which may prevent us from completing our clinical trials or commercializing our product candidates, if approved, on a timely or profitable basis, if at all.

The commercial success of our current or future product candidates will depend upon the degree of market acceptance of such product candidates by healthcare providers, product recipients, healthcare payors and others in the medical community. If our current or future product candidates fail to achieve the broad degree of adoption by the medical community necessary for commercial success, our operating results and financial condition will be adversely affected, which may delay, prevent or limit our ability to generate revenue and continue our business.

Even if our current or future product candidates receive regulatory approval, they may not be commercially successful and may not gain market acceptance among healthcare providers, individuals within our target population, healthcare payors or the medical community. The commercial success of our current or future product candidates will depend significantly on the broad adoption and use of the resulting product by these individuals and organizations for approved indications. The degree of market acceptance of our products will depend on a number of factors, including:

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

If our current or future product candidates are approved for marketing but do not achieve an adequate level of acceptance by physicians, hospitals, healthcare payors or patients, we may not generate sufficient revenue from those products and may not become or remain profitable. Our efforts to educate the medical community and third-party payors regarding the benefits of our products may require significant resources and may never be successful.

The successful commercialization of our current or future product candidates, if approved, will depend in part on the extent to which governmental authorities and health insurers establish coverage, adequate reimbursement levels and favorable pricing policies. Failure to obtain or maintain coverage and adequate reimbursement for our products could limit our ability to market those products and decrease our ability to generate revenue.

The availability of coverage and the adequacy of reimbursement by governmental healthcare programs such as Medicare and Medicaid, private health insurers and other third-party payors are essential for most patients to be able to afford prescription medications such as our current product candidates, and any future product candidates, if approved. Our ability to achieve coverage and acceptable levels of reimbursement for our products by third-party payors will have an effect on our ability to successfully commercialize those products. Accordingly, we will need to successfully implement a coverage and reimbursement strategy for any approved product candidate. Even if we obtain coverage for a given product by a third-party payor, the resulting reimbursement payment rates may not be adequate or may require co-payments that patients find unacceptably high.

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

There is significant uncertainty related to third-party payor coverage and reimbursement of newly approved products. In the United States, third-party payors, including private and governmental payors, such as the Medicare and Medicaid programs, play an important role in determining the extent to which new drugs will be covered. Some third-party payors may require pre-approval of coverage for new or innovative drugs before they will reimburse healthcare providers who use such therapies. It is difficult to predict at this time what third-party payors will decide with respect to the coverage and reimbursement for our current product candidates and any future product candidates, if approved.

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

Additionally, the IRA authorized the CMS to negotiate drug prices annually for a select number of single source Medicare Part D drugs without generic competition starting in payment year 2026, and to negotiate drug prices for a select number of Medicare Part B drugs starting for payment year 2028. If a drug product is selected by CMS for negotiation, it is expected that the revenue generated from such drug will decrease. CMS implemented these new statutory requirements, and has announced lists of Medicare Part D drugs subject to the pricing provisions of the IRA, but their impact on the biopharmaceutical industry in the United States remains uncertain, in part due to several pending federal lawsuits challenging the constitutionality of the program. The outcome of such ongoing lawsuits, as well as potential legislative changes enacted by Congress or programmatic changes implemented at CMS by the Trump Administration, may impact the IRA drug price negotiation program in the future. We cannot be sure that coverage and reimbursement will be available for any product that we commercialize in the future and, if reimbursement is available, what the level of reimbursement will be.

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

Recent federal policy initiatives, including the Trump Administration’s “Most Favored Nation” (MFN) drug pricing framework, could materially impact the pricing and commercialization of pharmaceutical products in the United States. The MFN policy seeks to align U.S. drug prices with the lowest prices paid in certain foreign markets, which could result in lower realized prices for innovative therapies and increased pricing pressure at launch. If implemented or expanded, such policies may limit our ability to establish or maintain premium pricing for our products, adversely affect revenue projections, and alter launch sequencing or commercialization strategies. In addition, MFN-based pricing may influence global pricing dynamics, as lower prices established outside the United States could be referenced in U.S. reimbursement determinations, potentially reducing overall global revenue. Ongoing uncertainty regarding the scope, enforcement, and legal durability of MFN-related policies, as well as potential compliance and reporting obligations, may further impact pricing flexibility, market access, and the commercial viability of current and future product candidates. In conjunction with the White House’s outreach to individual pharmaceutical companies to seek MFN pricing agreements, the CMS Innovation Center has proposed several drug pricing demonstration models—referred to as GLOBE, GUARD, and GENEROUS—that are intended to evaluate whether international reference pricing mechanisms and alternative rebate structures can reduce federal drug spending. The outcomes of these upcoming models may materially affect future U.S. drug pricing, reimbursement levels, and market access for pharmaceutical products, including our product candidates, should they be approved for marketing.

We face significant competition, and if our competitors develop and commercialize technologies or product candidates more rapidly than we do, or their technologies or product candidates are more effective, safer, or less expensive than our current and any future product candidates we develop, our business and our ability to develop and successfully commercialize products will be adversely affected.

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

We believe that our current and future competition for resources and eventually for customers comes from companies that are commercializing or developing candidates targeting EGFRm-positive NSCLC, including, but not limited to, AstraZeneca, Johnson & Johnson, Blossom Hill Therapeutics, Dizal Pharmaceutical, Oric Pharmaceuticals, Black Diamond Therapeutics, Inc., Cullinan Therapeutics, Inc., Taiho Pharmaceutical Co., Ltd., Boehringer Ingelheim, and Bayer AG. In March 2024 and October 2024, chemotherapy in combination with the anti-EGFR anti-mesenchymal epithelial transition factor receptor bispecific antibody amivantamab was approved in the United States and Europe, respectively, for first line EGFRm NSCLC patients with exon 20 insertion mutations.. In January 2025, Taiho Therapeutics and Cullinan Therapeutics announced that their study of the oral EGFR inhibitor zipalertinib met the primary endpoint in a phase 2b clinical trial of patents in second or later line NSCLC patients with EGFR exon 20 insertion mutations. In July 2025, Dizal Pharmaceutical announced the FDA approval of sunvozertinib in second or later line NSCLC patients with EGFR exon 20 insertion mutations.

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

We currently have a limited commercial organization and have no experience as a company in commercializing products, and we may need to invest significant resources to develop these capabilities. If we are unable to establish commercialization capabilities or enter into agreements with third parties to market and sell our future products, we may not be able to generate product revenue.

We have limited commercialization capabilities, nor have we commercialized a product. If our current or future product candidates ultimately receive regulatory approval, we must build a commercial organization with technical expertise and supporting distribution capabilities to commercialize each such product in major markets, which will be expensive and time consuming, or collaborate with third parties that have established commercialization systems, either to augment our own commercial organization or in lieu of our own commercial organization. We have no prior experience as a company with the commercializing biopharmaceutical products and there are significant risks involved in the building and managing of a commercial organization, including our ability to hire, retain and incentivize qualified individuals, generate sufficient sales leads, provide adequate training to our personnel, monitor compliance on an ongoing basis, and effectively manage a geographically dispersed commercial team. Any failure or delay in the development of our internal commercialization capabilities would adversely impact the commercialization of any future approved products. We compete with many companies that currently have extensive, experienced and well-funded teams to recruit, hire, train and retain commercial personnel, and will have to compete with those companies to recruit, hire, train and retain any of our own commercial personnel. If we are unable to expand our commercial team, we may be unable to compete successfully against these more established companies. We may not be able to enter into collaborations or hire consultants or external service providers to assist us in commercial functions on acceptable financial terms, or at all. In addition, our product revenue and our profitability, if any, may be lower if we rely on third parties for these functions than if we were to commercialize any products that we develop ourselves. We likely will have little control over such third parties, and any of them may fail to devote the necessary resources and attention to commercialize our products effectively. If we are not successful in commercializing our products, either on our own or through arrangements with one or more third parties, we may not be able to generate any future product revenue and we would incur significant additional losses.

If the market opportunities for our current or future product candidates are smaller than we believe they are, our revenue may be adversely affected, and our business may suffer.

The precise incidence and prevalence for the various mutations of NSCLC we aim to address with firmonertinib or any other current or future product candidates are unknown. Similarly, the precise incidence and prevalence for the gastrointestinal cancers we aim to address with ARR-217 or any other current or future product candidates are unknown. Our projections of both the number of people who have such cancers or other diseases we target, as well as the subset of people with these diseases who have the potential to benefit from treatment with our product candidates, are based on a number of internal and third-party estimates. These estimates have been derived from a variety of sources, including scientific literature, surveys of clinics, patient foundations or market research, and may prove to be incorrect. Further, new trials may change the estimated incidence or prevalence of these indications. While we believe our assumptions and the data underlying our estimates are reasonable, we have not independently verified the accuracy of the third-party data on which we have based our assumptions and estimates, and these assumptions and estimates may not be correct and the conditions supporting our assumptions or estimates may change at any time, including as a result of factors outside our control, thereby reducing the predictive accuracy of these underlying factors. The total addressable market across all of the potential indications for our current product candidates, and any future product candidates will ultimately depend upon, among other things, the diagnosis criteria included in the final label for each such product candidate which receives marketing approval for these indications, the availability of alternative treatments and the safety, convenience, cost and efficacy of such product candidates relative to such alternative treatments, acceptance by the medical community and patient access, drug pricing and reimbursement. The number of patients in the United States and other major markets and elsewhere may turn out to be lower than expected, patients may not be otherwise amenable to treatment with our product candidates or new patients may become increasingly difficult to identify or gain access to, all of which would adversely affect our business, financial condition and results of operations.

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

We are a clinical-stage company, and, as of December 31, 2025, had 77 full-time employees. We are highly dependent on the research and development, clinical and business development expertise of our executive officers, as well as the other principal members of our management, scientific and clinical team. Although we have entered into offer letters with our executive officers, each of them may terminate his or her employment with us at any time. We do not maintain “key person” insurance for any of our executives or other employees. In addition, we rely on consultants and advisors, including scientific and clinical advisors, to assist us in formulating our research and development and commercialization strategy. Our consultants and advisors may have commitments under consulting or advisory contracts with other entities that may limit their availability to us. If we are unable to continue to attract and retain high quality personnel, our ability to pursue our growth strategy will be limited.

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

As of December 31, 2025, we had 77 full-time employees. As we continue development and pursue the potential commercialization of firmonertinib, our other product candidates and any future product candidates, as well as continue to function as a public company, we will need to expand our financial, accounting, development, regulatory, manufacturing, information technology, marketing and sales capabilities or contract with third parties to provide these capabilities for us. We may have difficulty identifying, hiring and integrating new personnel. The expansion of our operations may lead to significant costs and may divert the attention of our management and business development resources away from day-to-day activities and devote a substantial amount of time to managing internal or external growth. As our operations expand, we expect that we will need to manage additional relationships with various strategic partners, suppliers and other third parties and we may not be successful in doing so. Our future financial performance and our ability to develop and commercialize firmonertinib, our other product candidates and any future product candidates and to compete effectively will depend, in part, on our ability to manage any future growth effectively.

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

Separately, the Trump Administration announced the creation of a government website called TrumpRx, which will allow consumers to purchase certain drugs at reduced prices as negotiated between the drug manufacturers and the administration. As of January 2026, the Trump Administration had secured deals with 16 major drug manufacturers to offer certain drugs at most-favored-nation prices.

At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. In December 2020, the U.S. Supreme Court held unanimously that federal law does not preempt the states’ ability to regulate pharmacy benefit managers (PBMs), and other members of the health care and pharmaceutical supply chain, an important decision that had led to further and more aggressive efforts by states in this area. The FTC in mid-2022 also launched sweeping investigations into the practices of the PBM industry, and published interim reports with its findings in mid-2024 and January 2025, that could lead to additional federal and state legislative or regulatory proposals targeting such entities’ operations, pharmacy networks, or financial arrangements, as PBM reform continues to be a bipartisan priority. In February 2026, President Trump signed into law several PBM regulatory reforms as part of a federal budget package, including but not limited to requirements for PBMs to pass back 100% of rebates and fees to commercial health plan sponsors; to provide extensive informational disclosures related to patients’ coverage and benefits; and to accept only bona fide service fees from drug companies when providing services under Medicare Part D. The Department of Labor (DOL) also issued a proposed rule in January 2026 that would mandate specific PBM fee disclosures to self-insured plan fiduciaries under ERISA. If finalized as proposed, the DOL rule would also allow plan fiduciaries to audit those PBM disclosures to confirm accuracy. Additional proposals and legislative changes aimed at PBMs and their business practices are likely to continue to be introduced and considered in Congress and by executive agencies. Significant efforts to change the PBM industry as it currently exists in the U.S. may affect the entire pharmaceutical supply chain and the business of other stakeholders, including innovative drug product developers like us.

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

We face an inherent risk of product liability as a result of the clinical trials of firmonertinib, our other product candidates, and any future product candidates and will face an even greater risk if we commercialize our product candidates, especially if our products are prescribed for off-label uses, even though we do not promote such uses. For example, we may be sued if our product candidates allegedly cause injury or are found to be otherwise unsuitable during product testing, manufacturing, marketing or sale. Any such product liability claims may include allegations of defects in manufacturing, defects in design, a failure to warn of dangers inherent in the product, negligence, strict liability and a breach of warranties. Claims may be brought against us by clinical trial participants, patients or others using, administering or selling products that may be approved in the future. Claims could also be asserted under state consumer protection acts.

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

Numerous other countries have, or are developing, laws governing the collection, use and transmission of personal data as well. In the ordinary course of business, we transfer personal data from Europe and other jurisdictions to the United States or other countries and may be subject to the General Data Protection Regulation (GDPR) and UK GDPR, as well as other foreign data protection laws. Europe and other jurisdictions have enacted laws requiring data to be localized or limiting the transfer of personal data to other countries and impose other restrictions on processing sensitive personal data, including genetic information and testing information. In particular, the EEA and the United Kingdom have significantly restricted the transfer of personal data to the United States and other countries whose privacy laws it generally believes are inadequate. Other jurisdictions may adopt or have already adopted similarly stringent data localization and cross-border data transfer laws. In July 2023, the European Commission adopted an adequacy decision for a new mechanism for transferring personal data from the European Union to the United States, the EU-U.S. Data Privacy Framework, which provides EU individuals with several new rights, including the right to obtain access to their data, or obtain correction or deletion of incorrect or unlawfully handled data. In addition, the EU-U.S. Data Privacy Framework offers additional redress avenues for violations, including free of charge independent dispute resolution mechanisms and an arbitration panel. The United Kingdom followed the European Commission in October of 2023 and adopted its “extension” to the EU-U.S. Data Privacy Framework. The European Commission and the United Kingdom will continually review developments in the United States along with their adequacy decisions. Adequacy decisions can be adapted or even withdrawn in the event of developments affecting the level of protection in the applicable jurisdiction. Future actions of EU and UK data protection authorities are difficult to predict, and the GDPR permits EU states to frame national legislation that may derogate from the GDPR.

If there is no lawful manner for us to transfer personal data from the EEA, the UK or other jurisdictions to the United States, or if the requirements for a legally-compliant transfer are too onerous, we could face significant adverse consequences, including the interruption or degradation of our operations at significant expense, increased exposure to regulatory actions, substantial fines and penalties, the inability to transfer data and work with partners, vendors and other third parties, and injunctions against our processing or transferring of personal data necessary to operate our business. Additionally, companies that transfer personal data out of the EEA and UK to other jurisdictions, particularly to the United States, are subject to increased scrutiny from regulators, individual litigants, and activist groups.  Some European regulators have ordered certain companies to suspend or permanently cease certain transfers out of Europe for allegedly violating the GDPR’s cross-border data transfer limitations.

Regulators in the United States such as the Department of Justice are also increasingly scrutinizing certain personal data transfers and, effective October of 2025, the DOJ has implemented what is known as the Bulk Transfer Rule restricting transfers of bulk sensitive personal data (like health, genomic, or financial info) and U.S. government-related data to “countries of concern” (e.g., China, Russia) or related entities, focusing on national security by preventing adversary access, absent an exception that permits such transfers. It requires U.S. companies to implement data security programs, audit compliance, and maintain records, with significant penalties for violations, aiming to safeguard sensitive U.S. data from foreign adversaries. In the ordinary course of business, as part of our clinical development programs, we transfer health and other data to China and we could face significant adverse consequences, including the interruption or degradation of our operations at significant expense, increased exposure to regulatory actions, substantial fines and penalties, the inability to transfer data and work with partners, vendors and other third parties, and injunctions against our processing or transferring of personal data necessary to operate our business if we are unable to comply with the requirements of the Bulk Transfer Rule.

In addition to privacy and data protection laws in the United States, European Union, and United Kingdom, various other jurisdictions in which we operate have established legal frameworks relating to privacy, data protection, and information security matters to which we may also be subject. For example, we are also subject to laws in China. Under the Cybersecurity Law of the People’s Republic of China (China’s Cybersecurity Law), any collection, use, transfer and storage of personal information of a Chinese citizen through a network by the network operator should be based on the three principles of legitimacy, justification and necessity and requires the consent of the data subject. The rules, purposes, methods and ranges of such collection should also be disclosed to the data subject. China’s data localization requirements are becoming increasingly common in sector-specific regulations, and laws including data localization requirements exist in many of the other jurisdictions in which we operate. For example, China’s Cybersecurity Law requires operators of critical information infrastructure (CIIOs) to store personal information and important data collected and generated from the critical information infrastructure within China. Non-compliance with China’s Cybersecurity Law can result in fines for the relevant entity as well as for the personnel directly responsible. On September 14, 2022, the Cyberspace Administration of China (CAC), China’s top cybersecurity regulator, released new amendments to China’s Cybersecurity Law for public consultation and if the amendments are passed, the amended law will increase the penalties for violations of cybersecurity obligations under the Cybersecurity Law to up to RMB 50 million, in line with those under the Data Security Law and PIPL.

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

Despite our implementation of security measures, our internal information technology systems and those of our CROs, clinical sites, and other contractors and consultants upon which we rely are vulnerable to cyberattacks, computer viruses, bugs, worms, or other malicious codes, malware, including as a result of advanced persistent threat intrusions, and other attacks by computer hackers, cracking, application security attacks, social engineering, including through phishing attacks, supply chain attacks and vulnerabilities through our third-party service providers, denial-of-service attacks, such as credential stuffing, credential harvesting, personnel misconduct or error, supply-chain attacks, software bugs, server malfunctions, software or hardware failures, loss of data or other information technology assets, adware, telecommunications failures, earthquakes, fires, floods, and other similar threats. Finally, developments in artificial intelligence (AI) and machine learning provide threat actors with the capability to use more sophisticated means to attack our systems and may exacerbate cybersecurity risk. There can be no assurance that we will be successful in preventing cybersecurity incidents or successfully mitigating their effects.

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

We have incurred substantial losses during our history, do not expect to become profitable in the near future and may never achieve profitability. To the extent that we continue to generate taxable losses, unused losses will carry forward to offset future taxable income, if any, subject to limitations, until such unused losses expire, if at all. At December 31, 2025, we had gross net operating loss (NOL) carryforwards of $138.5 million for federal income tax purposes and $121.7 million for state income tax purposes. Our federal NOL carryforwards will not expire but may generally only be used to offset 80% of taxable income, which may require us to pay federal income taxes in future years despite generating federal NOL carryforwards in prior years. We also had research and development tax credit carryforwards of $9.1 million that will begin to expire in 2041.

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

We rely on in-licensed patent rights for our current product candidates. Changes in either the patent laws or their interpretation in the United States and other jurisdictions may diminish our or our licensor’s ability to protect our intellectual property, obtain, maintain and enforce our intellectual property rights and, more generally, could affect the value of our intellectual property or narrow the scope of our protection. We cannot predict whether the patents we have in-licensed will provide sufficient protection against competitors or other third parties, or if these patents are challenged by our competitors, will be found to be invalid, unenforceable, or not infringed. We also cannot predict whether patent application our licensor is currently pursuing or patent application we may in the future pursue or in-license will issue as patents in any particular jurisdiction.

The patent prosecution process is expensive, time-consuming, and complex, and we or our licensors may not be able to file, prosecute, maintain, enforce, or license all necessary or desirable patent applications or reissue applications at a reasonable cost or in a timely manner or in all jurisdictions. It is also possible that we will fail to identify patentable aspects of our research and development output in time to obtain patent protection before public disclosures are made. Although we enter into non-disclosure and confidentiality agreements with parties who have access to confidential or patentable aspects of our research and development output, such as our employees, third-party collaborators, CROs, contract manufacturers, consultants, advisors and other third parties, any of these parties may breach the agreements and disclose such output before a patent application is filed, thereby jeopardizing our or our licensors’ ability to seek patent protection. Consequently, we may not be able to prevent any third party from using any of our technology that is in the public domain to compete with our current product candidates, and any future product candidates or technologies. In addition, our ability to obtain and maintain valid and enforceable patents depends on whether the differences between our inventions and the prior art allow our inventions to be patentable in light of the prior art. Furthermore, publications of discoveries in the scientific literature often lag behind the actual discoveries, and patent applications in the United States and other jurisdictions are typically not published until 18 months after filing, or in some cases not at all. Therefore, we cannot be certain that we or our licensors were the first to invent the inventions claimed in any of our licensed patents or pending patent applications, or that we or our licensors were the first to make the inventions claimed in those owned or licensed patents or pending patent applications, or that we or our licensors were the first to file for patent protection of such inventions. If a third party can establish that we or our licensors were not the first to make or the first to file for patent protection of such inventions, our owned or licensed patents and patent applications may not issue as patents and even if issued, may be challenged and invalidated or rendered unenforceable.

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

The issuance of a patent is not conclusive as to its inventorship, scope, validity, or enforceability and our patent rights may be challenged in the courts or patent offices in the United States and abroad. We may be subject to a third-party post-issuance submission of prior art to the USPTO challenging the validity of one or more claims of our in-licensed patents or patents we may own in the future. Such submissions may also be made prior to a patent’s issuance, precluding the granting of a patent based on one of our owned or licensed pending patent applications. A third party may also claim that our patent rights are invalid or unenforceable in litigation. The outcome following legal assertions of invalidity and unenforceability is unpredictable. In addition, we may become involved in opposition, derivation, revocation, reexamination, reissue, post-grant and inter partes review or interference proceedings and other similar proceedings in foreign jurisdictions challenging the validity, priority or other features of patentability of our patent rights. An adverse determination in any such submission, proceeding or litigation could reduce the scope of, or invalidate or render unenforceable, our patent rights, allow third parties to commercialize our product candidates and other proprietary technologies we may develop and compete directly with us, without payment to us, or result in our inability to manufacture or commercialize our products without infringing third-party patent rights. Such proceedings also may result in substantial cost and require significant time from our scientists and management, even if the eventual outcome is favorable to us. Any of the foregoing, could have a material adverse effect on our business, financial condition, results of operations and prospects.

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

Numerous U.S. and foreign issued patents and pending patent applications owned by third parties exist in the fields in which we plan to commercialize our current product candidates. As the biotechnology and pharmaceutical industries expand and more patents are issued, and as we gain greater visibility and market exposure as a public company, the risk increases that our current product candidates or any future product candidates, and commercializing activities may give rise to claims of infringement of the patent rights of others. We cannot assure you that our current product candidates or any future product candidates will not infringe existing or future patents owned by third parties. We may not be aware of patents that have already been issued for which a third party, such as a competitor in the fields in which we are developing our current product candidates or our future product candidates, might accuse us of infringing. It is also possible that patents owned by third parties of which we are aware, but which we do not believe we infringe or that we believe we have valid defenses to any claims of patent infringement, could be found to be infringed by us. It is not unusual that corresponding patents issued in different countries have different scopes of coverage, such that in one country a third-party patent does not pose a material risk, but in another country, the corresponding third-party patent may pose a material risk to our current product candidates and any future product candidates. As such, we monitor third-party patents in the relevant pharmaceutical markets. In addition, because patent applications can take many years to issue, there may be currently pending patent applications that may later result in issued patents that we may infringe.

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

Our current or future licensors may retain certain rights under their agreements with us, including the right to use the underlying technology for noncommercial academic and research use, to publish general scientific findings from research related to the technology, and to make customary scientific and scholarly disclosures of information relating to the technology. For example, pursuant to the Allist License Agreement, Allist retains its rights for any and all purposes in certain retained territories regarding its patent rights, improvements and know-how related to any product containing firmonertinib or any of its derivatives as an active ingredient, including to research, develop, make, have made, use, sell, have sold, offer for sale, import, export and license products and processes in such retained territory. Similar provisions are contained in the other license agreements. It is difficult to monitor whether our licensors will limit their use of the technology to these uses, and we could incur substantial expenses to enforce our rights to our licensed technology in the event of misuse.

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

Because we currently rely on, or expect to rely on, third parties to manufacture our current product candidates and to perform quality testing, we must, at times, share our proprietary technology and confidential information, including potential trade secrets, with them. We seek to protect our proprietary technology, in part, by entering into confidentiality agreements, and, if applicable, material transfer agreements, collaborative research agreements, consulting agreements or other similar agreements with our collaborators, advisors, employees and consultants prior to beginning research or disclosing proprietary information. These agreements typically limit the rights of the third parties to use or disclose our confidential information, including any potential trade secrets. Despite the contractual provisions employed when working with third parties, the need to share trade secrets and other confidential information increases the risk that such trade secrets become known by our competitors or other third parties, are intentionally or inadvertently incorporated into the technology of others or are disclosed or used in violation of these agreements. Given that our proprietary position is based, in part, on our know-how and despite our efforts to protect any potential trade secrets, a competitor’s or other third party’s discovery of our proprietary technology and confidential information or other unauthorized use or disclosure of such technology or information would impair our competitive position and may have a material adverse effect on our business, financial condition, results of operations and prospects.

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

The trading price of our common stock is likely to be volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control, including limited trading volume. The market price for our common stock may be influenced by those factors discussed in this “Risk Factors” section and others, including:

●	results of our clinical trials and preclinical studies, and the results of trials of our competitors or those of other companies in our market sector;
●	our ability to enroll subjects in our future clinical trials;
●	our ability to obtain and maintain regulatory approval of our current product candidates or any future product candidates or additional indications thereof, or limitations to specific label indications or patient populations for its use, or changes or delays in the regulatory review process;
●	regulatory or legal developments in the United States and foreign countries, particularly in China;
●	changes in the structure of healthcare payment systems;
●	the success or failure of our efforts to identify, develop, acquire or license additional product candidates;
●	innovations, clinical trial results, product approvals and other developments by our competitors;
●	announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures or capital commitments;

●	the degree and rate of physician and market adoption of any of our current and future product candidates;
●	manufacturing, supply or distribution delays or shortages, including our inability to obtain adequate product supply, at acceptable prices or at all;
●	any changes to our relationship with any manufacturers, suppliers, collaborators or other strategic partners;
●	achievement of expected product sales and profitability;
●	variations in our financial results or those of companies that are perceived to be similar to us, including variations from expectations of securities analysts or investors;
●	market conditions in the biopharmaceutical sector and issuance of securities analysts’ reports or recommendations;
●	trading volume of our common stock;
●	an inability to obtain additional funding or obtaining funding on unattractive terms;
●	sales of our stock by us, our insiders or our stockholders,;
●	general economic, industry and market conditions other events or factors, many of which are beyond our control;
●	actual or anticipated fluctuations in our financial condition and results of operations;
●	publication of news releases by our partners, other companies in our industry, and especially direct competitors, including about adverse developments related to safety, effectiveness, accuracy and usability of their products, reputational concerns, reimbursement coverage, regulatory compliance, and product recalls;
●	announcement or progression of geopolitical events, including in relation to the conflicts in the Middle East and between Russia and Ukraine;
●	additions or departures of senior management or key personnel;
●	intellectual property, product liability or other litigation against us or our inability to enforce our intellectual property;
●	changes in our capital structure, such as future issuances of securities and the incurrence of additional debt; and
●	changes in accounting standards, policies, guidelines, interpretations or principles.

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

As of February 27, 2026, our executive officers, directors and greater than 5% stockholders, in the aggregate, own a substantial portion of our outstanding common stock. As a result, such persons, acting together, have the ability to significantly influence all matters submitted to our board of directors or stockholders for approval, including the appointment of our management, the election and removal of directors and approval of any significant transactions, as well as our management and business affairs, which may prevent new investors from influencing some or all of the foregoing. This concentration of ownership may have the effect of delaying, deferring or preventing a change in control, impeding a merger, consolidation, takeover or other business combination involving us, or discouraging a potential acquiror from making a tender offer or otherwise attempting to obtain control of our business, even if such a transaction would benefit other stockholders.

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

In addition, as of December 31, 2025, we had 4,328,880 shares of common stock that are subject to outstanding options under our employee benefit plans. All of the shares of common stock issuable upon the exercise of stock options and the shares reserved for future issuance under our employee benefit plans have been registered on a registration statement on Form S-8 under the Securities Act. Accordingly, these shares can be freely sold in the public market upon issuance, subject to volume limitations under Rule 144 for our executive officers and directors and applicable vesting requirements. If these additional shares of common stock are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could decline.

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

Although we determined that our internal controls over financing reporting were effective as of December 31, 2025, we may in the future identify internal control deficiencies that could rise to the level of a material weakness or uncover other errors in financial reporting. During the course of our evaluation of these material weaknesses, we may identify areas requiring improvement and may be required to design additional enhanced processes and controls to address issues identified through this review. There can be no assurance that such remediation efforts will be successful, that our internal control over financial reporting will be effective as a result of these efforts or that any such future deficiencies identified may not be material weaknesses that would be required to be reported in future periods. In addition, we cannot assure you that our independent registered public accounting firm will be able to attest that such internal controls are effective when they are required to do so.

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

We are subject to export control and import laws and regulations, including the U.S. Export Administration Regulations, U.S. Customs regulations, and various economic and trade sanctions regulations administered by the U.S. Treasury Department’s Office of Foreign Assets Controls and anti-corruption and anti-money laundering laws and regulations, including the FCPA, the U.S. domestic bribery statute contained in 18 U.S.C. § 201, the U.S. Travel Act, the USA PATRIOT Act and other state and national anti-bribery and anti-money laundering laws in the countries in which we conduct activities. Anti-corruption laws are interpreted broadly and prohibit companies and their employees, agents, CROs, contractors and other collaborators and partners from authorizing, promising, offering, providing, soliciting or receiving, directly or indirectly, improper payments or anything else of value to recipients in the public or private sector. We may engage third parties for clinical trials outside of the United States, to sell our products abroad if and when we enter a commercialization phase, and/or to obtain necessary permits, licenses, patent registrations and other regulatory approvals. We have direct or indirect interactions with officials and employees of government agencies or government-affiliated hospitals, universities and other organizations. We can be held liable for the corrupt or other illegal activities of our employees, agents, CROs, contractors and other collaborators and partners, even if we do not explicitly authorize or have actual knowledge of such activities, and any training or compliance programs or other initiatives we undertake to prevent such activities may not be effective. Any violations of the laws and regulations described above may result in substantial civil and criminal fines and penalties, imprisonment, the loss of export or import privileges, debarment, tax reassessments, breach of contract and fraud litigation, reputational harm and other consequences. In February 2025, President Trump issued an executive order directing the DOJ to pause enforcement of the FCPA and to issue new enforcement guidelines that take into consideration U.S. national security and the competitiveness of U.S. companies abroad. On June 10, 2025, the DOJ issued a memorandum with guidelines for enforcing the FCPA. It is unclear how this presidential directive and the DOJ guidelines may affect the biopharmaceutical industry as a whole or our business in particular.

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

Unfavorable macroeconomic conditions, political instability and geopolitical events could adversely affect our business, financial condition, stock price, and results of operations.

Our business could be adversely affected by unstable economic and political conditions within the U.S. and foreign jurisdictions, including as a result of an economic downturn and geopolitical events, such as the potential for significant changes in the U.S. federal policies or regulatory environment that affect the geopolitical landscape, changes in or the disruptions of U.S. governmental agencies, whether from a prolonged U.S. federal government shutdown or reduced resources, disruptions in capital markets, changes in international trade relationships and military conflicts. The global credit and financial markets have also generally experienced extreme volatility and disruptions (including as a result of actual or perceived changes in interest rates, inflation, international tariffs and macroeconomic uncertainties), which has included severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, high inflation, uncertainty about economic stability, global supply chain disruptions, and increases in unemployment rates. There can be no assurance that further deterioration in credit and financial markets and confidence in economic conditions will not occur. A severe or prolonged economic downturn could result in a variety of risks to our business, including a decrease in the demand for our product candidates and in our ability to raise additional capital when needed on acceptable terms, if at all.

The financial markets and the global economy may also be adversely affected by the current or anticipated impact of military conflicts, such as the ongoing conflicts between Russia and Ukraine, Israel and Iran, and Israel and Hamas, terrorism, or other geopolitical events. Sanctions imposed by the U.S. and other countries in response to such conflicts, including the one in Ukraine, may also continue to adversely impact the financial markets and the global economy, and any economic countermeasures by the affected countries or others could exacerbate market and economic instability. Additionally, changes to policy implemented by the U.S. Congress, the current U.S. administration or any new U.S. administration have impacted and may in the future impact, among other things, the U.S. and global economy, international trade relations, unemployment, immigration, healthcare, taxation, the U.S. regulatory environment, inflation and other areas. For example, in 2018 and 2019, increased tariffs were implemented on goods imported into the U.S., particularly from China, Canada, and Mexico. Additionally, in early 2025, the U.S. imposed significant tariffs on imports from other countries, including a baseline tariff of 10% on imports into the U.S. and higher tariffs on multiple designated countries (including the EU Member States, China, Canada, and Mexico), such as "reciprocal" tariffs at varying rates. Such tariffs have prompted retaliatory measures from several countries, which may further escalate.

On April 9, 2025, the U.S. announced that the imposition of most "reciprocal" tariffs would be paused for 90 days pending negotiations with the relevant countries. On September 25, 2025, the current U.S. administration announced a 100% tariff on brand-name or patented drugs unless pharmaceutical companies expand their manufacturing operations in the U.S., and may impose more restrictions on goods. While pharmaceutical products are currently excluded from the baseline and "reciprocal" tariffs imposed by the U.S., such tariffs still apply to the raw materials and other products necessary for the manufacture and formulation of our product candidates. In addition, the current U.S. administration has expressed an intent to impose tariffs on pharmaceutical imports, with the stated policy objective of reshoring pharmaceutical manufacturing to the U.S.

Furthermore, any disruptions to our supply chain as a result of unfavorable global economic conditions, including due to geopolitical conflicts, could negatively impact the timely execution of our ongoing and future clinical trials. In addition, current inflationary trends in the global economy may impact salaries and wages, costs of goods and transportation expenses, among other things, and recent and potential future disruptions in access to bank deposits or lending commitments due to bank failures may create market and economic instability. We cannot anticipate all of the ways in which the foregoing, and the current economic climate and financial market conditions generally, could adversely impact our business.

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

We lease office space at 1350 Bayshore Highway, Burlingame, CA 94041, containing approximately 7,906 square feet of office space pursuant to a lease agreement that expires in August 2027. This lease replaced a lease at the same address which expired in January 2026.

We also lease office space at 9841 Washingtonian Boulevard, Gaithersburg, MD 20878, pursuant to a lease agreement that expires in February 2027. This lease replaced a lease at the same address which expired in February 2026. The initial lease term for this lease was less than twelve months.

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

Holders

As of February 27, 2026, there were approximately 5 holders of record of our common stock. We believe actual number of stockholders is greater than this number of record holders. The approximate number of holders includes holders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include holders whose share may be held in trust by other entities.

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

The stock options and the common stock issuable upon the exercise of such options as described in this section (b) were issued pursuant to written compensatory plans or arrangements with our employees and directors, in reliance on the exemption from the registration requirements of the Securities Act provided by Rule 701 promulgated under the

Securities Act or the exemption set forth in Section 4(a)(2) under the Securities Act and Regulation D promulgated thereunder relative to transactions by an issuer not involving any public offering. All recipients either received adequate information about us or had access, through employment or other relationships, to such information. On February 2, 2024 and March 3, 2025, we filed registration statements on Form S-8 under the Securities Act to register all of the shares of our common stock subject to outstanding options and all shares of our common stock otherwise issuable pursuant to our equity compensation plans.

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

Overview

We are a clinical-stage biopharmaceutical company dedicated to the identification, development and commercialization of differentiated medicines to address the unmet medical needs of patients with cancers. We seek to utilize our team’s deep drug development experience to maximize the potential of our lead product candidate, firmonertinib, and advance a pipeline of novel therapeutics, such as next-generation antibody drug conjugates, including ARR-217 (MRG007) through approval and commercialization in patients suffering from cancer, with an initial focus on solid tumors. Firmonertinib is currently being evaluated in multiple clinical trials across a range of EGFRm in NSCLC. We are conducting a pivotal Phase 3 clinical trial of firmonertinib in treatment naive, or first-line, patients with locally advanced or metastatic EGFRm NSCLC with exon 20 insertion mutations and a pivotal Phase 3 clinical trial of firmonertinib in first-line patients with locally advanced or metastatic EGFRm NSCLC with PACC mutations.  We are also conducting a Phase 1 clinical trial of ARR-217 in patients with unresectable locally advanced or metastatic solid tumors.

We received Breakthrough Therapy Designation for firmonertinib for first line EGFRm NSCLC with exon 20 insertion from the FDA in October 2023, and Orphan Drug Designation for treatment of NSCLC with EGFRm or HER2 mutations or HER4 mutations in February 2024. A product candidate can receive BTD if preliminary clinical evidence indicates that the product candidate, alone or in combination with one or more other drugs, may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. For drugs that have been designated as Breakthrough Therapies, interaction and communication between the FDA and the sponsor can help to identify the most efficient path for development although BTD may not result in a faster development process, review or approval and does not increase the likelihood that the product candidate will ultimately receive FDA approval for any indication.

In 2021, we licensed from Allist the right to develop and commercialize firmonertinib worldwide, with the exception of greater China, which includes mainland China, Hong Kong, Macau and Taiwan. Firmonertinib is an investigational, novel, EGFR mutant-selective TKI that we are developing for the treatment of NSCLC patients across a broader set of EGFRm than are currently served by approved EGFR TKIs. Firmonertinib is currently only approved and commercially distributed by Allist in China as a first-line therapy to treat classical EGFRm NSCLC. The FDA has not approved firmonertinib for any use. We selected firmonertinib for global development against nonclassical, or uncommon, mutations based on preliminary reductions in tumor size observed in seven out of ten patients with EGFR exon 20 insertion mutations treated with firmonertinib in the ongoing Phase 1b clinical trial, the FAVOUR trial, conducted by Allist in China, and preclinical activity in PACC mutations, each a subtype of uncommon mutation. In a subsequent interim data readout from the FAVOUR trial of firmonertinib in first-line patients with locally advanced or metastatic EGFRm NSCLC with exon 20 insertion mutations who were administered a 240 mg once-daily dose of firmonertinib, 79% of patients (n=22 out of 28 patients) were observed to experience a reduction in tumor size of at least 30%. In a final analysis from the Phase 1B FURTHER trial of firmonertinib, which included a cohort of EGFRm NSCLC with PACC mutations, we observed 16.0 months mPFS with firmonertinib 240 mg in first-line, cORR 68.2% (n=15 out of 22 1L patients at 240 mg) and DOR 14.6 months, and confirmed CNS responses with firmonertinib including CRs.

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

We have entered into the Allist License Agreement, pursuant to which, we have, among other things, secured an exclusive, royalty bearing and sublicensable license under certain intellectual property, including patents and know-how, owned or controlled by Allist to develop and commercialize any product containing firmonertinib or any of its salts or derivatives as an active ingredient of a product, which is led by a joint collaboration committee, comprising of representatives from both Allist and us. Under the Allist License Agreement, we are obligated to pay Allist milestone payments up to an aggregate of $765.0 million upon the achievement of certain development, regulatory and sales milestone events as set forth in the Allist License Agreement. During the year ended December 31, 2025, we incurred $5.0 million in clinical milestones to Allist. We are also obligated under the Allist License Agreement to pay Allist tiered royalties based on net sales of Licensed Products (as defined in the Allist License Agreement). See “Business — Licenses, Partnerships and Collaborations — Allist Agreements.”

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

Since our inception in April 2021, we have devoted substantially all of our resources to organizing and staffing our company, acquiring the rights to develop firmonertinib, ARR-217, and clinical development of firmonertinib, business planning, raising capital, identifying potential product candidates, enhancing our intellectual property portfolio and undertaking research and clinical and preclinical studies for our development programs. We do not have any products approved for sale and have not generated any revenue from product sales or otherwise. We have funded our operations to date primarily through the private placement of convertible preferred stock and through our initial public offering of common stock in January 2024, our “at-the-market” offering, and our underwritten public offering of common stock and pre-funded warrants to purchase common stock in July 2025.

We have incurred significant operating losses since our inception and have not yet generated any revenue. Our net losses were $166.3 million and $80.5 million for the years ended December 31, 2025 and 2024, respectively. As of December 31, 2025, we had an accumulated deficit of $404.6 million. Our net losses may fluctuate significantly from quarter-to-quarter and year-to-year, depending on the timing of our preclinical studies, clinical trials and our expenditures on other research and development activities. We expect to continue to incur losses for the foreseeable future. We anticipate these losses will increase substantially as we:

●	advance our product candidates through clinical trials;
●	acquire or in-license additional product candidates;
●	advance our preclinical programs to clinical trials;
●	further invest in our pipeline;
●	further support our external partners’ manufacturing capabilities;
●	seek regulatory approval for our product candidates;
●	pursue commercialization of our product candidates;
●	maintain, expand, protect and defend our intellectual property portfolio;
●	secure facilities to support continued growth in our research, development and commercialization efforts;
●	increase our headcount to support our development efforts and to expand our clinical development team; and
●	incur additional costs and headcount associated with operating as a public company.

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

Results of Operations

Comparison of the Years Ended December 31, 2025 and 2024

The following table summarizes our results of operations for the years ended December 31, 2025 and 2024:

	Year Ended December 31,
(in thousands)	2025	2024	Change
Operating expenses:
Research and development	$153,351	$79,004	$74,347
General and administrative	24,183	15,304	8,879
Total operating expenses	177,534	94,308	83,226
Operating loss	(177,534)	(94,308)	(83,226)
Interest and investment income	11,226	13,820	(2,594)
Net loss	$(166,308)	$(80,488)	$(85,820)

Research and Development

We track outsourced clinical and preclinical costs and other external research and development costs associated with our lead product candidate, firmonertinib, and other early-stage programs. We do not track internal research and development costs by product candidate. The following table summarizes our research and development expenses for the years ended December 31, 2025 and 2024:

	Year Ended December 31,
(in thousands)	2025	2024	Change
Firmonertinib:
FURTHER	$9,838	$12,272	$(2,434)
FURVENT	48,741	34,135	14,606
FAVOUR	397	272	125
Other Firmonertinib costs	8,634	4,187	4,447
Total Firmonertinib	67,610	50,865	16,745
Early-stage programs	55,470	10,940	44,530
Personnel-related and other internal costs	30,271	17,199	13,072
Total research and development expenses	$153,351	$79,004	$74,347

Research and development expenses were $153.4 million and $79.0 million for the years ended December 31, 2025 and 2024, respectively. The increase of $74.3 million was primarily due to an increase of $44.5 million in preclinical discovery work, and a $13.1 million increase due to higher personnel-related costs due to increased headcount. Cost increases related to early-stage programs were largely due to a $40.0 million one-time up front payment pursuant to our collaboration with Lepu. Costs related to firmonertinib increased $16.7 million as a result of increased costs related to our FURVENT Phase 3 clinical trial of $14.6 million, $4.4 million for general firmonertinib costs, and $0.1 million for our FAVOUR trial, offset by a decrease of $2.4 million in costs related to our FURTHER Phase 1 clinical trial.

General and Administrative

General and administrative expenses were $24.2 million and $15.3 million for the years ended December 31, 2025 and 2024, respectively. The increase of $8.9 million was due primarily to increases of $7.3 million in personnel-related expenses, $1.8 million in professional services and infrastructure costs, offset by $0.2 million in general corporate expenses.

Interest and Investment Income

Interest and investment income was $11.2 million and $13.8 million for the years ended December 31, 2025 and 2024, respectively. The decrease is due to lower rates of return on lower invested balances year-over-year.

Liquidity and Capital Resources

Sources of Liquidity

We have funded our operations primarily through the private placement of convertible preferred stock our initial public offering of common stock, our “at-the-market” offering, and our underwritten public offering of common stock and pre-funded warrants to purchase common stock in July 2025. We have raised gross proceeds of $305.0 million from the issuance of convertible preferred stock since our inception through December 31, 2025. Additionally, in the first quarter of 2024, we completed our initial public offering of 11,180,555 shares of our common stock at a price to the public of $18.00 per share, including the exercise in full by the underwriters of their option to purchase 1,458,333 additional shares of our common stock. Including the option exercise, our aggregate net proceeds from the offering were $183.2 million, net of underwriting discounts, commissions and offering costs. As of December 31, 2025, we had cash and cash equivalents, and short and long-term investments of $312.8 million in the aggregate.

On February 3, 2025, we filed an automatic shelf registration statement on Form S-3ASR (File No. 333-284661) with the SEC. The shelf registration statement consists of (i) a base prospectus pursuant to which we may offer and sell, from time to time, shares of our common stock, shares of our preferred stock, various series of debt securities, warrants, rights, and/or units to purchase any of such securities in one or more registered offerings, and (ii) a prospectus supplement pursuant to which we may offer and sell, from time to time, up to $250 million of shares of common stock in “at-the-market” offerings. During the year ended December 31, 2025, we sold 5,560,266 shares of common stock pursuant to our Open Market Sale AgreementSM with Jefferies LLC (ATM Program) for total proceeds of $122.2 million, net of commissions and other expenses. As of December 31, 2025, we have approximately $123.3 million remaining for future issuances of common stock pursuant to the ATM Program. There has been no material change in the planned use of proceeds as described in the shelf registration statement. None of the offering expenses were paid or payable, directly, or indirectly, to our directors, officers, or persons owning 10% or more of any class of equity securities or to our affiliates.

In May 2025, we entered into a $75 million loan and security agreement with Silicon Valley Bank (Loan Agreement), a division of First Citizens Bank & Trust Company. The credit facility provides the right, but not the obligation, to draw up to $75 million of capital, of which $40 million will be available if certain conditions and milestones are met. In March 2026, we entered into an amendment of the Loan Agreement in which such conditions and milestones were amended. No amounts have been drawn on this facility as of the date of this report.

On July 3, 2025, we closed an underwritten public offering (the July 2025 Offering) in which we issued and sold an aggregate of 3,059,615 shares of our common stock, including the exercise in full of the underwriters’ option to purchase 576,923 additional shares of common stock, at a public offering price of $19.50 per share, and, in lieu of shares of common stock to certain investors, pre-funded warrants to purchase up to 1,363,469 shares of common stock at a public offering price of $19.4999 per pre-funded warrant, which represents the per share public offering price for the shares less the $0.0001 per share exercise price for each pre-funded warrant. The proceeds to us, net of underwriting discounts, commissions, and other expenses, were $80.5 million.

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

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Year Ended December 31,
(in thousands)	2025	2024
Net cash (used in) provided by:
Operating activities	$(160,588)	$(70,212)
Investing activities	(71,228)	(192,465)
Financing activities	203,063	186,581
Net decrease in cash and cash equivalents	$(28,753)	$(76,096)

Operating Activities

Net cash used in operating activities was $160.6 million for the year ended December 31, 2025 reflecting our net loss of $166.3 million, $3.0 million of amortization and accretion of discounts and premiums, and a $3.8 million net change in our operating assets and liabilities attributable to the timing in which we pay our vendors for research and development activities. These were offset by $12.5 million in stock-based compensation.

Net cash used in operating activities was $70.2 million for the year ended December 31, 2024 reflecting our net loss of $80.5 million that was offset by $3.2 million in stock-based compensation and a $7.1 million net change in our operating assets and liabilities attributable to the timing in which we pay our vendors for research and development activities.

Investing Activities

Net cash used in investing activities for the year ended December 31, 2025 included $272.9 million of purchases of short and long-term investments, offset by $201.7 million of maturities of short-term investments.

Net cash used in investing activities for the year ended December 31, 2024 included $194.2 million of purchases of short and long-term investments, offset by $1.7 million of maturities of investments.

Financing Activities

Net cash provided by financing activities was $203.1 million for the year ended December 31, 2025, due to $80.5 million of net proceeds from our July 2025 offering and $122.2 million in net proceeds from the issuance of shares under the “at-the-market” program. There were also $0.5 million of proceeds from the exercise of stock options.

Net cash provided by financing activities was $186.6 million for the year ended December 31, 2024, due to $186.0 million of net proceeds from our initial public offering in January 2024, in addition to $0.6 million in proceeds from the exercise of stock options.

Contractual Obligations and Commitments

The following table summarizes our contractual obligations as of December 31, 2025 and the effects that such obligations are expected to have on our liquidity and cash flows in future periods:

	Payments Due by Period
	Total	Less Than 1 Year	1 to 3 Years	4 to 5 Years	More than 5 Years

	(in thousands)
Operating lease obligations	$14	$14	$—	$—	$—
Total	$14	$14	$—	$—	$—

As of December 31, 2025, except for the operating lease, we did not have any long-term obligations, capital lease obligations, purchase obligation or long-term liabilities. We enter into contracts in the normal course of business with third-party CROs and clinical trial sites for our clinical trials, and with supply vendors for other services and products for operating purposes. These contracts generally provide for termination after a notice period, and, therefore, are cancelable contracts. Amounts related to contingent milestone payments under our license and collaboration agreements are not yet considered contractual obligations, and not included in the table above, as they are contingent on the successful achievement of certain clinical, regulatory and commercial milestones.

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

We will remain an emerging growth company until the earliest of (i) the last day of the fiscal year following the fifth anniversary of the consummation of our initial public offering, (ii) the last day of the fiscal year in which we have total annual gross revenue of at least $1.235 billion, (iii) the day on which we are deemed to be a “large accelerated filer” as defined in Rule 12b-2 under the Exchange Act, or (iv) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period.

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

Item 8. Financial Statements and Supplementary Data

ARRIVENT BIOPHARMA, INC.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of ArriVent BioPharma, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of ArriVent BioPharma, Inc. (the "Company") as of December 31, 2025, and the related statement of operations and comprehensive loss, of convertible preferred stock and stockholders' equity (deficit) and of cash flows for the year then ended, including the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit of these financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Philadelphia, Pennsylvania

March 5, 2026

We have served as the Company’s auditor since 2025.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
ArriVent BioPharma, Inc.:

Opinion on the Financial Statements

We have audited the accompanying balance sheet of ArriVent BioPharma, Inc. (the Company) as of December 31, 2024, the related statements of operations and comprehensive loss, convertible preferred stock and stockholders’ equity (deficit), and cash flows for the year then ended, and the related notes (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024, and the results of its operations and its cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ KPMG LLP

We served as the Company’s auditor from 2023 to 2025.

Boston, Massachusetts
March 3, 2025

ARRIVENT BIOPHARMA, INC.

BALANCE SHEETS

(in thousands, except share and per share data)

	December 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$45,540	$74,293
Short-term investments	267,281	144,570
Prepaid expenses and other current assets	20,076	8,116
Total current assets	332,897	226,979
Long-term investments	—	47,683
Right of use assets – operating leases	13	154
Deferred offering costs	69	—
Other assets	190	126
Total assets	$333,169	$274,942

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$5,934	$3,782
Accrued expenses	19,997	13,330
Operating lease liabilities	14	162
Total current liabilities	25,945	17,274
Operating lease liabilities, net of current amount	—	14
Total liabilities	25,945	17,288

Commitments and contingencies (Note 7)

Stockholders’ equity:
Preferred stock $0.0001 par value, 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock $0.0001 par value, 200,000,000 shares authorized; 42,452,251 and 33,706,765 shares issued and outstanding at December 31, 2025 and December 31, 2024, respectively	4	3
Additional paid-in capital	711,847	496,195
Accumulated deficit	(404,641)	(238,333)
Accumulated other comprehensive income (loss)	14	(211)
Total stockholders’ equity	307,224	257,654
Total liabilities and stockholders’ equity	$333,169	$274,942

See accompanying notes to financial statements.

ARRIVENT BIOPHARMA, INC.

STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except share and per share data)

	Year Ended December 31,
	2025	2024
Operating expenses:
Research and development	$153,351	$79,004
General and administrative	24,183	15,304
Total operating expenses	177,534	94,308
Operating loss	(177,534)	(94,308)
Interest and investment income	11,226	13,820
Net loss	(166,308)	(80,488)
Unrealized gain (loss) on marketable securities	225	(211)
Total other comprehensive gain (loss)	225	(211)
Total comprehensive loss	$(166,083)	$(80,699)

Share information:
Net loss per share attributable to common stockholders, basic and diluted	$(4.32)	$(2.56)
Weighted-average shares of common stock outstanding, basic and diluted	38,462,600	31,469,328

See accompanying notes to financial statements.

ARRIVENT BIOPHARMA, INC.

STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

(in thousands, except share and per share data)

	Series A		Series B				Additional	Accumulated
	convertible preferred stock		convertible preferred stock		Common stock		paid-in	Other Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	capital	Gain (Loss)	deficit	Total
Balance, January 1, 2024	150,000,000	$149,865	147,619,034	$154,625	2,745,480	$—	$4,652	$—	$(157,845)	$(153,193)
Issuance of common stock in initial public offering, net of issuance costs of $18,032	—	—	—	—	11,180,555	1	183,216	—	—	183,217
Conversion of convertible preferred stock into common stock	(150,000,000)	(149,865)	(147,619,034)	(154,625)	19,567,306	2	304,488	—	—	304,490
Exercise of stock options	—	—	—	—	213,424	—	631	—	—	631
Stock-based compensation expense	—	—	—	—	—	—	3,208	—	—	3,208
Unrealized loss on marketable securities	—	—	—	—	—	—	—	(211)	—	(211)
Net loss	—	—	—	—	—	—	—	—	(80,488)	(80,488)
Balance, December 31, 2024	—	—	—	—	33,706,765	3	496,195	(211)	(238,333)	257,654
Issuance of common stock and pre-funded warrants net of issuance costs of $10,667	—	—	—	—	8,619,881	1	202,630	—	—	202,631
Exercise of stock options	—	—	—	—	125,605	—	502	—	—	502
Stock-based compensation expense	—	—	—	—	—	—	12,520	—	—	12,520
Unrealized gain on marketable securities	—	—	—	—	—	—	—	225	—	225
Net loss	—	—	—	—	—	—	—	—	(166,308)	(166,308)
Balance, December 31, 2025	—	$—	—	$—	42,452,251	$4	$711,847	$14	$(404,641)	$307,224

See accompanying notes to financial statements.

ARRIVENT BIOPHARMA, INC.

STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended
	December 31,
	2025	2024
Cash flows from operating activities:
Net loss	$(166,308)	$(80,488)
Adjustment to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	12,520	3,208
Amortization/Accretion of bond discounts/premiums	(3,026)	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(12,561)	1,464
Other assets	—	(20)
Accounts payable	2,141	(751)
Accrued expenses	6,667	6,377
Operating lease liabilities	(21)	(2)
Net cash used in operating activities	(160,588)	(70,212)
Cash flows from investing activities:
Purchase of short-term and long-term investments	(272,934)	(194,164)
Sales and maturities of short-term and long-term investments	201,706	1,699
Net cash used in investing activities	(71,228)	(192,465)
Cash flows from financing activities:
Proceeds from issuance of common stock, net of issuance costs	202,631	185,950
Proceeds from the exercise of stock options	502	631
Payment of deferred financing costs	(70)	—
Net cash provided by financing activities	203,063	186,581

Net decrease in cash and cash equivalents	(28,753)	(76,096)
Cash and cash equivalents at beginning of the year	74,293	150,389
Cash and cash equivalents at end of the year	$45,540	$74,293

Supplemental disclosures of non-cash financing and investing activities
Deferred offering costs transferred to additional paid-in-capital	$300	$2,732

See accompanying notes to financial statements.

(1)	Background

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

The Company has incurred losses since inception and has an accumulated deficit of $404.6 million as of December 31, 2025. The Company has concluded that the aggregate balance of cash and cash equivalents and marketable securities of $312.8 million as of December 31, 2025 are sufficient to sustain planned operations through at least twelve months from the issuance date of these financial statements.

The Company anticipates incurring additional losses until such time, if ever, that it can generate significant sales from its product candidates currently in development; as a result, additional capital will be needed to fund its future operating and capital requirements. There can be no assurance that the Company will be able to raise sufficient additional capital on acceptable terms, if at all. If such additional financing is not available on satisfactory terms, or is not available in sufficient amounts, the Company’s financial condition or results of operations may be materially adversely affected.

The Company is subject to those risks associated with any specialty biotechnology company that has substantial expenditures for research and development. In addition, geopolitical tensions, volatility of capital markets, and other adverse macroeconomic events, including those due to inflationary pressures, changing interest rates, bank instability and the ability of the U.S. government to manage federal debt limits, as well as the potential impact of other health crises on the global financial markets, may reduce the Company's ability to access capital, which could negatively affect its liquidity.

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

The Company evaluates transfers between levels at the end of each reporting period. There were no transfers of assets or liabilities between Level 1, Level 2 or Level 3 during the years ended December 31, 2025 and 2024.

(d)	Cash equivalents

The Company considers all highly liquid investment instruments with a remaining maturity when purchased of three months or less to be cash equivalents. Investments qualifying as cash equivalents consist of money market funds, including money market funds held in a sweep account. Cash equivalents are stated at cost plus accrued interest, which approximates fair value. The amount of cash equivalents included in cash and cash equivalents was approximately $40.5 million and $69.3 million at December 31, 2025 and 2024, respectively.

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

Estimating the fair value of stock options requires the use of subjective assumptions, including the fair value of the Company’s common stock (prior to its initial public offering in January 2024), the expected term of the option and expected stock price volatility. The Company uses the Black-Scholes option-pricing model to value its stock option awards. The assumptions used in calculating the fair value of stock options represent management’s best estimates and involve inherent uncertainties and the application of management’s judgment. As a result, if factors change and management uses different assumptions, stock-based compensation expense could be materially different for future awards.

The fair value of the Company’s common stock, prior to its initial public offering, was estimated by the Company’s board of directors, with input from management considering the most recently available third-party valuation of the Company’s common stock. Subsequent to its initial public offering on January 26, 2024, the fair value of common stock is based on the closing market price of common stock on the date of grant. The expected term of stock options for employees is estimated using the “simplified method,” as the Company has limited historical information to develop reasonable expectations about future exercise patterns and post-vesting employment termination behavior for its stock option grants. The simplified method is the midpoint between the vesting date and the contractual term of the option. The contractual term is used as the expected term for stock options granted to non-employees. For stock price volatility, the Company uses the implied volatility of its own share trading activity, in addition to comparable public companies as a basis for the expected volatility to calculate the fair value of option grants. The risk-free rate is based on the U.S. Treasury yield curve commensurate with the expected term of the option. The expected dividend yield is zero given the Company does not expect to pay dividends for the foreseeable future.

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

The following table sets forth the computation of net loss per share, basic and diluted (in thousands, except share and per share data):

	Year Ended December 31,
	2025	2024
Numerator:
Net loss	$(166,308)	$(80,488)
Denominator:
Weighted-average shares of common stock outstanding	37,786,469	—
Weighted-average pre-funded warrants outstanding (1)	676,131	—
Weighted-average shares of common stock outstanding, basic and diluted	38,462,600	31,469,328

Net loss per share attributable to common stockholders, basic and diluted	$(4.32)	$(2.56)
(1)	Represents the weighted average number of common shares issuable upon the exercise of pre-funded warrants issued in 2025, which are considered to be outstanding for the purposes of the basic and diluted net loss per share calculation from the date of issuance due to their nominal exercise price ($0.0001).

The following potentially dilutive securities have been excluded from the computation of diluted weighted-average shares of common stock outstanding, as they would be anti-dilutive:

	December 31,
	2025	2024
Stock options	4,328,880	2,531,144
	4,328,880	2,531,144

(k)	Income Taxes

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

(l)	Accounting Pronouncements Recently Adopted

In December 2023, the FASB issued ASU 2023-09 Income Taxes (Topic 740): Improvements to Income Tax Disclosures. This standard includes the requirement that public business entities, on an annual basis, disclose specific categories in the rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold (if the effect of those reconciling items is equal to or greater than 5% of the amount computed by multiplying pretax income (or loss) by the applicable statutory income tax rate). It also requires that all entities disclose, on an annual basis, the amount of income taxes paid (net of refunds received) disaggregated by federal, state, and foreign taxes and the amount of income taxes paid (net of refunds received) disaggregated by individual jurisdictions in which income taxes paid (net of refunds received) is equal to or greater than 5% of total income taxes paid (net of refunds received) and requires that all entities disclose income (or loss) from continuing operations before income tax expense (or benefit) disaggregated between domestic and foreign and income tax expense (or benefit) from continuing operations disaggregated by federal, state, and foreign. Lastly, this standard eliminates the requirement for all entities to disclose the nature and estimate of the range of the reasonably possible change in the unrecognized tax benefits balance in the next 12 months or make a statement that an estimate of the range cannot be made. This standard is effective for the Company for the annual period beginning January 1, 2025. Early adoption and retrospective application is permitted. The Company adopted this standard on a prospective basis in the year ended December 31, 2025.

(m)	Accounting Pronouncements Not Yet Adopted

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

(p) Other Comprehensive Income (Loss)

Other comprehensive income (loss) (“OCI”) consists of expenses, gains, and losses that are excluded from net income under GAAP. The Company’s OCI includes, when applicable, unrealized gains and losses on available-for-sale debt securities.

Unrealized gains and losses on available-for-sale debt securities are recorded net of tax in accumulated other comprehensive income (loss) (“AOCI”), a component of stockholders’ equity, until realized. Upon realization, these amounts are reclassified from AOCI into earnings.

(4)	Fair Value Measurements

The following tables show the Company’s cash equivalents and available-for-sale securities’ carrying amounts, fair values, and fair value hierarchy as of December 31, 2025 and 2024 (in thousands):

	December 31, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Level 1	Level 2	Level 3

Money market funds	$40,494	$—	$—	$40,494	$40,494	$—	$—
Corporate securities	105,373	78	(25)	105,426	16,347	89,079	—
Government securities	161,882	116	(143)	161,855	—	161,855	—
Total assets measured at fair value	$307,749	$194	$(168)	$307,775	$56,841	$250,934	$—

	December 31, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Level 1	Level 2	Level 3

Money market funds	$49,031	$—	$—	$49,031	$49,031	$—	$—
Corporate securities	114,577	10	(148)	114,439	—	114,439	—
Government securities	98,150	18	(91)	98,077	—	98,077	—
Total assets measured at fair value	$261,758	$28	$(239)	$261,547	$49,031	$212,516	$—

Cash balances were $5.0 million at each of December 31, 2025 and 2024. Money market funds are highly liquid investments. The pricing information on the Company’s money market funds are based on quoted prices in active markets. This approach results in a classification of these securities as Level 1 of the fair value hierarchy.

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

As of December 31, 2025, $267.3 million of the Company’s fixed income securities have maturity dates within the next twelve months. All securities are considered available for sale. During the year ended December 31, 2025, the Company had proceeds from the sale of available-for-sale marketable securities of $18.9 million.

(5)	Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	December 31,
	2025	2024
Research and development	$19,830	$7,209
Professional fees	3	233
Insurance	183	174
Tax credit receivable	—	500
Other	60	—
	$20,076	$8,116

(6)	Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	December 31,
	2025	2024
Research and development	$13,142	$8,626
Professional fees	292	474
Compensation and related expenses	6,545	4,163
Other accrued expenses	18	67
	$19,997	$13,330

(7)	Commitments and Contingencies

Leases

The Company has two operating leases that it subleases for its office space in California, one of which commenced in January 2024 with an original lease term through January 2026 (which ended in January 2026). The Company’s other lease has an initial lease term of less than twelve months; therefore, it does not recognize this lease as an operating lease on the balance sheet.

Operating lease expense was $0.2 million for each of the years ended December 31, 2025 and 2024. The Company’s remaining lease term and discount rate for its operating lease as of December 31, 2025 are 0.08 years and 10.0%, respectively.

Future maturities of operating lease liabilities were as follows as of December 31, 2025 (in thousands):

Fiscal year ending:
2026	$14
2027	—
Total future minimum payments	14
Less imputed interest	—
Present value of lease liabilities	$14

Cash paid for rent expense recorded during the years ended December 31, 2025 and 2024 was $0.2 million and $0.2 million, respectively.

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

Employee Benefit Plan

The Company maintains a 401(k) plan for employees. The 401(k) plan qualifies as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code. Under the 401(k) plan, participating employees may defer a portion of their pre-tax earnings. The Company contributes 100% of employee salary deferral contributions up to 4% of pay for each payroll period. The Company contributions to the 401(k) plan during the years ended December 31, 2025 and 2024, were $0.7 million and $0.5 million, respectively.

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

During the year ended December 31, 2025, the Company sold 5,560,266 shares of common stock pursuant to the Sales Agreement for total proceeds of $122.2 million, net of commissions and other expenses. As of December 31, 2025, the Company has approximately $123.3 million remaining for future issuances of common stock pursuant to the Sales Agreement.

July Public Offering

On July 3, 2025, the Company closed an underwritten public offering in which the Company issued and sold an aggregate of 3,059,615 shares of its common stock, including the exercise in full of the underwriters’ option to purchase 576,923 additional shares of common stock, at a public offering price of $19.50 per share, and, in lieu of shares of common stock to certain investors, pre-funded warrants to purchase up to 1,363,469 shares of common stock at a public offering price of $19.4999 per pre-funded warrant, which represents the per share public offering price for the shares less the $0.0001 per share exercise price for each pre-funded warrant.  The pre-funded warrants were recorded as a component of shareholders’ equity within additional paid-in-capital and have no expiration date. As of December 31, 2025, none of the pre-funded warrants have been exercised.  The proceeds to the Company, net of underwriting discounts, commissions, and other expenses were $80.5 million.

The pre-funded warrants are exercisable at any time after their original issuance. A holder of pre-funded warrants may not exercise the pre-funded warrant if the holder, together with its affiliates, would beneficially own more than 4.99%, or, at the election of such holder upon issuance, 9.99%, of the number of shares of common stock outstanding or more than 4.99%, or, at the election of such holder upon issuance, 9.99%, of the combined voting power of the Company’s securities outstanding immediately after giving effect to such exercise. A holder of pre-funded warrants may increase or decrease this percentage to any other percentage not exceeding 19.99%, in the case of an increase, upon 61 days’ prior notice to the Company. As of December 31, 2025, there have been no exercises of pre-funded warrants since their issuance.

(9)	Stock-based Compensation

In June 2021, the Company adopted the 2021 Employee, Director and Consultant Equity Incentive Plan (as amended, the “2021 Plan”), that authorized the Company to grant up to 803,564 shares of common stock via stock-based compensation awards. In 2022, the Company amended the 2021 Plan and increased the total number of shares authorized under the 2021 Plan to 2,748,818. In January 2024, the Company adopted the 2024 Employee, Director and Consultant Equity Incentive Plan (the “2024 Plan”) that authorized the Company to grant up to 3,900,000 shares of common stock plus any remaining ungranted or forfeited shares from the 2021 Plan. As of December 31, 2025, there were 3,504,507 shares available to be granted under the 2024 Plan. The Company’s stock options vest based on the terms in the awards agreements and generally vest over four years. The Company recorded stock-based compensation expense in the following expense categories in its accompanying statements of operations and comprehensive loss (in thousands):

	Year Ended December 31,
	2025	2024
Research and development	$5,387	$1,328
General and administrative	7,133	1,880
	$12,520	$3,208

The following is a summary of stock options activity:

			Weighted
		Weighted	average
		average	remaining	Aggregate
		exercise	contractual	Intrinsic Value
	Options	price	term (years)	(in thousands)
Outstanding as of December 31, 2024	2,531,144	$6.77
Granted	2,182,326	25.59
Exercised	(125,605)	4.01
Forfeited/Expired	(258,985)	19.68
Outstanding as of December 31, 2025	4,328,880	15.56	8.16	$31,675
Exercisable as of December 31, 2025	1,503,536	5.50	6.91	22,157
Vested and expected to vest at December 31, 2025	4,328,880	$15.56	8.16	$31,675

The weighted-average grant-date fair value of options granted in 2025 and 2024 were $20.47 and $7.52 per share, respectively. The fair value was estimated using the Black-Scholes option-pricing model based on the following assumptions:

Year Ended
December 31,
	2025	2024
Risk-free interest rate	3.78% - 4.37%	3.69% - 4.66%
Expected term	5.5 - 6.1 years	5.5 - 6.1 years
Expected volatility	96.1% - 98.3%	93.1% - 98.6%
Expected dividend yield	—	—
Estimated fair value of the Company's common stock per share (a)	$18.03 - 27.56	$5.85 - 24.58

(a)	Subsequent to the initial public offering on January 26, 2024, the fair value of common stock is based on the closing market price of common stock on the date of grant.

Unrecognized compensation cost for awards not vested as of December 31, 2025 was $37.6 million and will be expensed over a weighted-average period of 2.7 years.

(10)	Income Taxes

The Company accounts for income taxes under ASC 740. The Company has incurred losses since inception and has not recognized any current or deferred income tax expense for the year ended December 31, 2025. It is more likely than not that the Company’s deferred tax assets will not be realized. Accordingly, a full valuation allowance has been recorded against the deferred tax assets. A reconciliation of the provision for income taxes to the amount computed by applying the 21% statutory U.S. federal income tax rate to income before income taxes after the adoption of ASU 2023-09 is as follows (in thousands):

	Year Ended December 31, 2025
	US Dollars ($)	Rate
Tax at U.S. federal rate	$(34,927)	21.0%
Nontaxable/Nondeductible items
Stock Compensation	1,076	(0.6)
Tax Credits
Research and Development Credit	(1,989)	1.1
Changes in Valuation Allowances	35,840	(21.5)
Effective tax rate	$—	—%

Although state income taxes are net zero due to the Company's valuation allowance, Pennsylvania and Maryland made up the majority (greater than 50 percent) of the tax effect in this category.  There were no cash tax payments made or refunds received for the year ended December 31, 2025. A reconciliation of the provision for income taxes to the amount computed by applying the 21% statutory U.S. federal income tax rate to income before income taxes before the adoption of ASU 2023-09 is as follows:

Year Ended December 31,
2024
Tax at U.S. federal rate	21.0%
State income taxes	4.9
Other permanent differences	—
Transaction costs	1.1
Rate change	(0.8)
Research and development credit	4.5
Valuation allowance	(30.7)
Total provision	—%

Deferred tax assets and liabilities are determined based on the differences between the financial statement carrying amounts and tax bases of assets and liabilities using enacted tax rates in effect for years in which differences are expected to reverse.

Significant components of the Company’s deferred tax assets and liabilities consisted of the following (in thousands):

	December 31,
	2025	2024
Deferred tax assets
Net operating losses	$34,279	$16,735
Research and development credit	9,051	7,062
Intangible asset	19,498	9,883
Capitalized research and development	43,805	34,591
Other	2,637	561
Gross deferred tax assets	109,270	68,832
Valuation allowance	(109,270)	(68,793)
Total deferred tax assets	—	39

Deferred tax liabilities
Right of use asset	—	(39)
Total deferred tax liabilities	—	(39)
Net deferred tax assets and liabilities	$—	$—

The Company records a valuation allowance against its net deferred tax asset when it is not more likely than not that such assets will be realized. The realization of deferred tax assets depends upon the Company’s ability to generate future taxable income or other tax planning strategies available in the relevant taxing jurisdiction. In evaluating the realizability of its deferred tax assets, Management must determine whether there will be sufficient taxable income to allow for the realization of deferred tax assets. Based upon the historical and anticipated future losses, Management has determined that the deferred tax assets do not meet the more-likely-than-not threshold for realizability. As a result, the Company recorded a valuation allowance against its net deferred tax assets as of December 31, 2025. The valuation allowance increased by $40.4 million and $24.7 million during the year ended December 31, 2025 and 2024, respectively due to the current year pre-tax losses and research and development tax credits.

As of December 31, 2025 and 2024, the Company had federal net operating loss (“NOL”) carryforwards of $138.5 million and $67.4 million, which will be carried forward indefinitely to offset future taxable income, subject to an 80 percent limitation of taxable income annually. In addition, as of December 31, 2025 and 2024, state NOLs exist of approximately $121.7 million and $58.8 million subject to various carryforward periods with the first state NOLs beginning to expire in 2043. The Company also had research and development tax credit carryforwards of approximately

$9.1 million and $7.1 million as of December 31, 2025 and 2024. The research credit carryforward will begin to expire in 2041. Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, the Code, if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change NOL carryforwards and credits to offset its post-change income and taxes may be limited. In general, an “ownership change” occurs if there is a cumulative change in ownership by one or more “5% shareholders” (as defined under U.S. income tax laws) that exceeds 50 percentage points over a rolling three-year period. Similar rules apply under state tax laws. The Company has not determined if it has experienced Section 382 ownership changes in the past and if a portion of the NOL and tax credit carryforwards are subject to an annual limitation under Section 382. In addition, the Company may experience ownership changes in the future as a result of subsequent shifts in stock ownership, some of which may be outside of our control.

As of December 31, 2025, the Company had no accrued interest or penalties related to uncertain tax positions and no amounts have been recognized in the Company’s financial statements. The Company is currently subject to U.S. Federal and state tax examination. As a result of tax attribute carryforwards, all U.S. federal and state tax periods from the Company’s inception in 2021 through 2025 remain open. The Company does not have a reserve for uncertain tax positions.

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

In connection with the Allist Agreement, in December 2021, the parties also entered into a Joint Clinical Collaboration Agreement (“Clinical Collaboration”) to define the framework under which the parties will cooperate and share costs related to global clinical studies to be conducted jointly by the Company and Allist. During the years ended December 31, 2025 and 2024, the Company incurred $0.6 million and $0.9 million, respectively, in cost reimbursements to Allist under the Clinical Collaboration which have been recorded as research and development expense. The Company also received cost reimbursements from Allist of $1.4 million and $0.3 million for the years ended December 31, 2025 and 2024, respectively, which has been recorded as a reduction of research and development expenses. The Company incurred $5.0 million in clinical milestone payments to Allist during the year ended December 31, 2025. During the year ended December 31, 2025, no additional milestones were met, achieved, or were probable of achievement.

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

The upfront payment was recorded to research and development expense during the year ended December 31, 2024. During the years ended December 31, 2025 and 2024, the Company paid $4.6 million and $0.2 million in cost reimbursements, respectively, to Alphamab under the Alphamab Agreement. $1.7 million of these payments were expensed in the year ended December 31, 2025, also as research and development. Finally, during the year ended December 31, 2025, the Company paid $1.2 million upon the approval of a target pair selection, which was also included in research and development expense. During the year ended December 31, 2025, no additional milestones were met, achieved, or were probable of achievement.

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

The Company incurred $0.5 million and $2.3 million in research and development expenses related to the Aarvik SOWs during the years ended December 31, 2025 and 2024, respectively. No milestones have been met or achieved, or are probable of achievement, since the inception of the Aarvik Collaboration Agreement.

Lepu

On January 21, 2025, the Company entered into an Exclusive License Agreement (the “Lepu Biopharma Agreement”) with Lepu Biopharma Co., Ltd. (“Lepu”), pursuant to which Lepu granted the Company a right to develop and commercialize ARR-217, an antibody drug conjugate for gastrointestinal cancers outside Greater China.

Under the Lepu Biopharma Agreement, Lepu granted to the Company: (i) an exclusive, royalty-bearing, sublicensable license under certain intellectual property owned or controlled by Lepu, to develop, manufacture and commercialize any product containing ARR-217 for all uses in all countries and territories other than Greater China (as defined in the Lepu Biopharma Agreement) (the “ArriVent Territory”); and (ii) a non-exclusive license under certain intellectual property controlled by Lepu to develop, manufacture and commercialize any product containing ARR-217 for use in oncology in the ArriVent Territory. Under the Lepu Biopharma Agreement, the Company paid Lepu a one-time upfront payment of $40 million and, during the three months ended June 30, 2025, the Company paid $1.0 million to Lepu for the achievement of the first developmental milestone under the Lepu Biopharma Agreement as it became probable of achievement during the second quarter. Lepu is eligible to receive a potential near-term clinical milestone payment for $6.0 million in cash. The upfront payment was included in research and development expenses. Finally, Lepu is eligible to receive payments of up to $0.3 billion in development and regulatory milestones, and up to $0.89 billion in commercial milestones, and tiered royalties in high single-digit to low-teen percentages on net sales in the ArriVent Territory.

Other than the milestone payment of $1.0 million recorded in the second quarter of 2025, no milestones have been met or achieved, or are probable of achievement, since the inception of the Lepu Biopharma Agreement. During year ended December 31, 2025, the Company paid $1.7 million in research and development expenses related to the Lepu Biopharma Agreement.

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

The table below summarizes the significant expense categories regularly provided to the CODM for the years ended December 31, 2025 and 2024:

	Year Ended December 31,
(in thousands)	2025	2024
Operating expenses:
Research and development: Firmonertinib (excluding personnel-related and other internal costs):
FURTHER	$9,838	$12,272
FURVENT	48,741	34,135
FAVOUR	397	272
Other Firmonertinib costs	8,634	4,187
Total Firmonertinib	67,610	50,865
Research and development: Early-stage programs	55,470	10,940
Research and development: Personnel-related and other internal costs	30,271	17,199
General and administrative: Personnel-related costs	15,404	8,153
General and administrative: Other costs	8,779	7,151
Other segment items (a)	(11,226)	(13,820)
Net loss	$(166,308)	$(80,488)

(a)	Other segment items is comprised of interest and investment income.

(13) Debt

On May 8, 2025, the Company entered into a Loan and Security Agreement (the “Loan Agreement”) between the Company and Silicon Valley Bank, a Division of First-Citizens Bank & Trust Company (the “Bank”), pursuant to which, the Bank agreed to extend up to $75.0 million to the Company (the “Term Loan”), consisting of: (i) a first tranche commitment of $35.0 million to be drawn at the Company’s option, subject to the satisfaction of certain conditions, (ii) a second tranche commitment of up to $15.0 million to be drawn at the Company’s option, subject to the satisfaction of certain conditions, and (iii) at the Company’s option, subject to the satisfaction of certain conditions, a third tranche commitment of $25.0 million. If not drawn, each tranche commitment is subject to an expiration date. In March 2026, the Company entered into an amendment of the Loan Agreement in which one of the conditions of the second tranche commitment was eliminated. No amounts have been drawn on this Term Loan as of December 31, 2025.

The Term Loan matures on March 1, 2030 (or, if the Company does not satisfy certain conditions, on March 1, 2029) unless otherwise accelerated following the occurrence and continuation of an event of default pursuant to the terms of the Loan Agreement. Amounts borrowed under the Term Loan bear interest at a variable annual rate equal to the greater of (i) 6.00%, and (ii) (A) the Prime Rate, minus (B) 0.75%. The Company may, at their option, prepay the Term Loan subject to a prepayment premium.

The Company’s obligations are secured by a first priority, perfected lien on substantially all the property and assets of the Company, except for intellectual property (other than the security interest in proceeds from any intellectual property) and certain other customary excluded assets as set forth therein.

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

As of December 31, 2025, we conducted an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Exchange Act. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of the end of the period covered by this Annual Report on Form 10-K.

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

Our management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2025, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework (2013). We have evaluated the effectiveness of our internal control over financial reporting as of the end of the period covered by this Annual Report on Form 10-K, with the participation of our Chief Executive Officer and Chief Financial Officer, as well as other key members of our management. Based on this assessment, management concluded that, as of December 31, 2025, the Company's internal control over financial reporting was effective.

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

Changes in Internal Control Over Financial Reporting

An evaluation was also performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of any changes in our internal control over financial reporting that occurred during our last fiscal quarter and that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. There were no changes in our internal control over financial reporting during the quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

Rule 10b5-1 Trading Plans

During the fiscal year ended December 31, 2025, none of our directors or executive officers adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement” as defined in Item 408(c) of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

The response to this item is incorporated by reference from the discussion responsive thereto under the captions “Management and Corporate Governance,” “Delinquent Section 16(a) Reports,” “Corporate Code of Conduct” and “Insider Trading Policies” in our Proxy Statement for the 2026 Annual Meeting of Stockholders expected to be held on June 18, 2026.

Item 11.    Executive Compensation

The response to this item is incorporated by reference from the discussion responsive thereto under the captions “Management and Corporate Governance” in our Proxy Statement for the 2026 Annual Meeting of Stockholders expected to be held on June 18, 2026.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The response to this item is incorporated by reference from the discussion responsive thereto under the caption “Security Ownership of Certain Beneficial Owners and Management” in our Proxy Statement for the 2026 Annual Meeting of Stockholders expected to be held on June 18, 2026.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

The response to this item is incorporated by reference from the discussion responsive thereto under the caption “Certain Relationships and Related Person Transactions” and “Management and Corporate Governance – Director Independence” in our Proxy Statement for the 2026 Annual Meeting of Stockholders expected to be held on June 18, 2026.

Item 14.    Principal Accountant Fees and Services

The response to this item is incorporated by reference from the discussion responsive thereto in the proposal entitled “Selection of Independent Registered Public Accounting Firm” in our Proxy Statement for the 2026 Annual Meeting of the Stockholders expected to be held on June18, 2026.

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
Form of Pre-Funded Warrant (incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K (File No. 001-41929) filed on July 2, 2025).
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
10.5+

Amended and Restated Non-Employee Director Compensation Policy (incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q (File No. 001-41929) filed on November 10, 2025).

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

10.14#

Amendment No. 1 to the Amended and Restated Research Collaboration Agreement, by and between the Registrant and Aarvik Therapeutics, Inc., dated July 2, 2025 (incorporated by reference to Exhibit 10.2 of the Registrant’s Quarterly Report on Form 10-Q (File No. 001-41929) filed on November 10, 2025).

10.15#

Clinical Collaboration Agreement, by and between the Registrant and Beijing InnoCare Pharma Tech Co., Ltd., dated June 23, 2023 (incorporated by reference to Exhibit 10.15 of the Registrant’s Registration Statement on Form S-1 (File No. 333-276397) filed on January 5, 2024).

10.16#

Research and Collaboration Agreement, by and between the Registrant and Jiangsu Alphamab Biopharmaceuticals Co., Ltd, dated June 2, 2024 (incorporated by reference to Exhibit 10.1 of the Registrant's Quarterly Report on Form 10-Q (File No. 001-41929) filed on August 14, 2024).

10.17

Open Market Sale AgreementSM, by and between Jefferies LLC and the Registrant, dated February 3, 2025 (incorporated by reference to Exhibit 1.2 of the Registrant’s Registration Statement on Form S-3 (File No. 333-284661) filed with the SEC on February 3, 2025).

10.18#

Exclusive License Agreement, dated January 21, 2025, by and between Lepu Biopharma Co., Ltd and the Registrant (incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q (File No. 001-41929) filed on May 12, 2025).

10.19

Loan and Security Agreement, dated May 8, 2025, by and between Silicon Valley Bank, a Division of First-Citizens Bank & Trust Company, and the Registrant (incorporated by reference to Exhibit 10.2 of the Registrant’s Quarterly Report on Form 10-Q (File No. 001-41929) filed on August 11, 2025).

16	Letter from KPMG LLP, dated March 13, 2025 (incorporated by reference to Exhibit 16.1 of the Registrant’s Current Report on Form 8-K (File No. 001-41929) filed on March 13, 2025.
19	Insider Trading Policy. (incorporated by reference to Exhibit 19 of the Registrant’s Annual Report on Form 10-K (File No. 001-41929) filed on March 3, 2025.

Exhibit Number	Description of Exhibit

21.1	Subsidiaries of the Registrant (incorporated by reference to Exhibit 21.1 of the Registrant’s Registration Statement on Form S-1 (File No. 333-276397) filed on January 5, 2024).
23.1*	Consent of PricewaterhouseCoopers LLP.
23.2*	Consent of KPMG LLP.
24.1*	Power of Attorney (included on signature page).
31.1*	Certification of Chief Executive Officer Pursuant to Rule 13a-15(e) or Rule 15d-15(e) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-15(e) or Rule 15d-15(e) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32**	Certification of Chief Executive Officer and Chief Financial Officer of Periodic Report Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1+	ArriVent BioPharma, Inc. Clawback Policy (incorporated by reference to Exhibit 10.6 of the Registrant’s Registration Statement on Form S-1 (File No. 333-276397) filed on January 5, 2024).
101.INS	Inline XBRL Instance Document-the Instance Document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101)

*Filed with this Annual Report on Form 10-K.

**The Certifications attached as Exhibit 32 that accompany this Annual Report on Form 10-K are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of ArriVent BioPharma, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Form 10-K, irrespective of any general incorporation language contained in such filing.

#Certain confidential portions of this Exhibit were omitted by means of marking such portions with brackets (“[***]”) because the identified confidential portions (i) are not material and (ii) would be competitively harmful if publicly disclosed.

+Denotes management compensation plan or contract.

Item 16. Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARRIVENT BIOPHARMA, INC.

Date: March 5, 2026	By:	/s/ Zhengbin (Bing) Yao, Ph.D.
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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated:

Signature	Title	Date

/s/ Zhengbin (Bing) Yao, Ph.D.	Chairman, Chief Executive Officer and	March 5, 2026
Zhengbin (Bing) Yao, Ph.D.	Director
(Principal Executive Officer)

/s/ Winston Kung, MBA	Chief Financial Officer and Treasurer	March 5, 2026
Winston Kung, MBA	(Principal Accounting Officer and
Principal Financial Officer)

/s/ Merdad Parsey, M.D., Ph.D.	Director	March 5, 2026
Merdad Parsey, M.D., Ph.D.

/s/ James Healy, M.D., Ph.D.	Director	March 5, 2026
James Healy, M.D., Ph.D.

/s/ John Hohneker, M.D.	Director	March 5, 2026
John Hohneker, M.D.

/s/ Stuart Lutzker, M.D., Ph.D.	President of Research and Development	March 5, 2026
Stuart Lutzker, M.D., Ph.D.	and Director

/s/ Chris W. Nolet	Director	March 5, 2026
Chris W. Nolet

/s/ Kristine Peterson	Director	March 5, 2026
Kristine Peterson