Form 10-Q
period 2026-03-31
ArriVent BioPharma, Inc.
filed 2026-05-11
CIK 1868279

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	⊠	Smaller reporting company	☐
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

The number of outstanding shares of the registrant’s common stock as of May 8, 2026 was 46,574,928.

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

These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those described in the “Risk Factors” section contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, filed with the Securities and Exchange Commission (SEC) on March 5, 2026 and elsewhere in this Quarterly Report. Moreover, we operate in a very competitive and rapidly changing environment, and new risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this Quarterly Report may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

ARRIVENT BIOPHARMA, INC.

CONDENSED BALANCE SHEETS

(in thousands, except share and per share data)

(Unaudited)

	March 31,	December 31,
	2026	2025
Assets
Current assets:
Cash and cash equivalents	$62,103	$45,540
Short-term investments	264,277	267,281
Prepaid expenses and other current assets	22,320	20,076
Total current assets	348,700	332,897
Right of use assets – operating leases	370	13
Deferred offering costs	69	69
Other assets	156	190
Total assets	$349,295	$333,169

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$8,727	$5,934
Accrued expenses	16,169	19,997
Operating lease liabilities	99	14
Total current liabilities	24,995	25,945
Operating lease liabilities, net of current amount	320	—
Total liabilities	25,315	25,945

Commitments and contingencies (Note 8)

Stockholders’ equity:
Preferred stock $0.0001 par value, 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock $0.0001 par value, 200,000,000 shares authorized; 45,308,941 and 42,452,251 shares issued and outstanding at March 31, 2026 and December 31, 2025, respectively	5	4
Additional paid-in capital	772,206	711,847
Accumulated deficit	(447,961)	(404,641)
Accumulated other comprehensive income (loss)	(270)	14
Total stockholders’ equity	323,980	307,224
Total liabilities and stockholders’ equity	$349,295	$333,169

The accompanying notes are an integral part of the unaudited interim financial statements.

ARRIVENT BIOPHARMA, INC.

CONDENSED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE LOSS

(in thousands, except share and per share data)

(Unaudited)

	Three Months Ended
	March 31,
	2026	2025
Operating expenses:
Research and development	$37,617	$61,289
General and administrative	8,494	5,483
Total operating expenses	46,111	66,772
Operating loss	(46,111)	(66,772)
Interest and investment income	2,791	2,385
Net loss	(43,320)	(64,387)
Unrealized gain (loss) on marketable securities	(284)	194
Total other comprehensive gain (loss)	(284)	194
Total comprehensive loss	$(43,604)	$(64,193)

Share information:
Net loss per share attributable to common stockholders, basic and diluted	$(0.96)	$(1.90)
Weighted-average shares of common stock outstanding, basic and diluted	45,067,658	33,898,870

The accompanying notes are an integral part of the unaudited interim financial statements.

ARRIVENT BIOPHARMA, INC.

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(in thousands, except share data)

(Unaudited)

				Accumulated
			Additional	Other
	Common stock		paid-in	Comprehensive	Accumulated
	Shares	Amount	capital	(Loss)	deficit	Total
Balance January 1, 2026	42,452,251	$4	$711,847	$14	$(404,641)	$307,224
Issuance of common stock, net of issuance costs of $2,418	2,425,495	1	54,724	—	—	54,725
Exercise of stock options	31,195	—	150	—	—	150
Exercise of pre-funded warrants	400,000	—	—	—	—	—
Stock-based compensation expense	—	—	5,485	—	—	5,485
Unrealized loss on marketable securities	—	—	—	(284)	—	(284)
Net loss	—	—	—	—	(43,320)	(43,320)
Balance March 31, 2026	45,308,941	$5	$772,206	$(270)	$(447,961)	$323,980

The accompanying notes are an integral part of the unaudited interim financial statements.

ARRIVENT BIOPHARMA, INC.

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(in thousands, except share data)

(Unaudited)

				Accumulated
			Additional	Other
	Common stock		paid-in	Comprehensive	Accumulated
	Shares	Amount	capital	(Loss)	deficit	Total
Balance January 1, 2025	33,706,765	$3	$496,195	$(211)	$(238,333)	$257,654
Issuance of common stock, net of issuance costs of $858	264,458	1	6,516	—	—	6,517
Exercise of stock options	69,773	—	293	—	—	293
Stock-based compensation expense	—	—	2,271	—	—	2,271
Unrealized gain on marketable securities	—	—	—	194	—	194
Net loss	—	—	—	—	(64,387)	(64,387)
Balance March 31, 2025	34,040,996	$4	$505,275	$(17)	$(302,720)	$202,542

The accompanying notes are an integral part of the unaudited interim financial statements.

ARRIVENT BIOPHARMA, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2026	2025
Cash flows from operating activities:
Net loss	$(43,320)	$(64,387)
Adjustment to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	5,485	2,271
Amortization/Accretion of bond discounts/premiums	(559)	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(2,561)	(1,591)
Other assets	37	—
Accounts payable	2,807	582
Accrued expenses	(3,828)	(4,879)
Operating lease liabilities	47	(4)
Net cash used in operating activities	(41,892)	(68,008)
Cash flows from investing activities:
Purchase of short-term and long-term investments	(64,383)	(9,817)
Sales and maturities of short-term and long-term investments	67,965	46,638
Net cash used in investing activities	3,582	36,821
Cash flows from financing activities:
Proceeds from issuance of common stock, net of issuance costs	54,724	6,516
Proceeds from the exercise of stock options	149	293
Payment of deferred financing costs	—	(50)
Net cash provided by financing activities	54,873	6,759

Net increase (decrease) in cash and cash equivalents	16,563	(24,428)
Cash and cash equivalents at beginning of the year	45,540	74,293
Cash and cash equivalents at end of the year	$62,103	$49,865

The accompanying notes are an integral part of the unaudited interim financial statements.

ARRIVENT BIOPHARMA, INC.

NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS

(1)	Background

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

The Company has incurred losses since inception and has an accumulated deficit of $448.0 million as of March 31, 2026. The Company has concluded that the aggregate balance of cash and cash equivalents and marketable securities of $326.4 million as of March 31, 2026 are sufficient to sustain planned operations through at least twelve months from the issuance date of these financial statements.

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

(3)	Summary of Significant Accounting Policies

The summary of significant accounting policies included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, filed with the Securities and Exchange Commission on March 5, 2026 (the “Annual Report”) has not materially changed.

(a)	Interim Financial Statements

The accompanying unaudited condensed interim financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). Any references in these notes to applicable guidance are meant to refer to GAAP as found in Accounting Standards Codification (“ASC”) and Accounting Standards Update (“ASU”) promulgated by the Financial Accounting Standards Board (“FASB”).

In the opinion of the Company, the accompanying unaudited condensed financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement of its financial position as of March 31, 2026, and its results of operations for the three months ended March 31, 2026 and 2025, and cash flows for the three

ARRIVENT BIOPHARMA, INC.

NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS

months ended March 31, 2026 and 2025. The condensed balance sheet at December 31, 2025, was derived from audited annual financial statements but does not contain all of the footnote disclosures from the annual financial statements.

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

ARRIVENT BIOPHARMA, INC.

NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS

The following table sets forth the computation of net loss per share, basic and diluted (in thousands, except share and per share data):

	Three Months Ended
	March 31,
	2026	2025
Numerator:
Net loss	$(43,320)	$(64,387)
Denominator:
Weighted-average shares of common stock outstanding	43,755,706	—
Weighted-average pre-funded warrants outstanding (1)	1,311,952	—
Weighted-average shares of common stock outstanding, basic and diluted	45,067,658	33,898,870

Net loss per share attributable to common stockholders, basic and diluted	$(0.96)	$(1.90)

(1)Represents the weighted average number of common shares issuable upon the exercise of pre-funded warrants issued in 2025, which are considered to be outstanding for the purposes of the basic and diluted net loss per share calculation from the date of issuance due to their nominal exercise price ($0.0001).

Stock options outstanding have been excluded from the computation of diluted weighted-average shares of common stock outstanding, as they would be anti-dilutive. Stock options outstanding at March 31, 2026 and 2025 were 7,220,584 and 4,059,300, respectively.

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

(f) License and Collaboration Agreements

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

ARRIVENT BIOPHARMA, INC.

NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS

(g) Other Comprehensive Income (Loss)

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

The following table presents information about the Company’s financial assets measured at fair value on a recurring basis and indicates the level of the fair value hierarchy utilized to determine such fair values (in thousands):

	March 31, 2026
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Level 1	Level 2	Level 3

Money market funds	$40,127	$—	$—	$40,127	$40,127	$—	$—
Corporate securities	110,131	16	(124)	110,023	26,831	83,192	—
Government securities	154,419	28	(192)	154,255	—	154,255	—
Total assets measured at fair value	$304,677	$44	$(316)	$304,405	$66,958	$237,447	$—

	December 31, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Level 1	Level 2	Level 3

Money market funds	$40,494	$—	$—	$40,494	$40,494	$—	$—
Corporate securities	105,373	78	(25)	105,426	16,347	89,079	—
Government securities	161,882	116	(143)	161,855	—	161,855	—
Total assets measured at fair value	307,749	194	(168)	$307,775	$56,841	$250,934	$—

Cash balances were $21.9 million and $5.0 million at March 31, 2026 and December 31, 2025, respectively. Money market funds are highly liquid investments. The pricing information on the Company’s money market fund is based on quoted prices in active markets. This approach results in a classification of these securities as Level 1 of the fair value hierarchy.

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

ARRIVENT BIOPHARMA, INC.

NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS

As of March 31, 2026, $264.3 million of the Company’s fixed income securities have maturity dates within the next twelve months. All securities are considered available for sale.

(5)	Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	March 31,	December 31,
	2026	2025
Research and development	$20,828	$19,830
Professional fees	480	3
Insurance	952	183
Other	60	60
	$22,320	$20,076

(6)	Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	March 31,	December 31,
	2026	2025
Research and development	$14,124	$13,142
Professional fees	81	292
Compensation and related expenses	1,925	6,545
Other accrued expenses	39	18
	$16,169	$19,997

(7)	Stock-based Compensation

In June 2021, the Company adopted the 2021 Employee, Director and Consultant Equity Incentive Plan, as amended (the “2021 Plan”), that authorized the Company to grant up to 803,564 shares of common stock via stock-based compensation awards. In 2022, the Company amended the 2021 Plan and increased the total number of shares authorized under the 2021 Plan to 2,748,818. In January 2024, the Company adopted the 2024 Employee, Director and Consultant Equity Incentive Plan (the “2024 Plan”) that authorized the Company to grant up to 3,900,000 shares of common stock plus any remaining ungranted or forfeited shares from the 2021 Plan. As of March 31, 2026, there were 2,704,257 shares available to be granted under the 2024 Plan. The Company’s stock options vest based on the terms in the awards agreements and generally vest over four years. The Company recorded stock-based compensation expense in the following expense categories in its accompanying statements of operations and comprehensive loss (in thousands):

	Three Months Ended
	March 31,
	2026	2025
Research and development	$2,302	$985
General and administrative	3,183	1,286
	$5,485	$2,271

ARRIVENT BIOPHARMA, INC.

NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS

The following is a summary of stock options activity:

			Weighted
		Weighted	average
		average	remaining	Aggregate
		exercise	contractual	Intrinsic Value
	Options	price	term (years)	(in thousands)
Outstanding as of December 31, 2025	4,328,880	$15.56
Granted	2,950,250	22.62
Exercised	(31,195)	5.15
Forfeited/Expired	(27,351)	9.46
Outstanding as of March 31, 2026	7,220,584	18.48	8.68	$40,051
Exercisable as of March 31, 2026	1,986,886	9.95	7.09	27,924
Vested and expected to vest at March 31, 2026	7,220,584	$18.48	8.68	$40,051

The weighted-average grant-date fair value of options granted in the first three months of 2026 and 2025 were $16.98 and $22.04 per share, respectively. The fair value was estimated using the Black-Scholes option-pricing model based on the following assumptions:

	Three Months Ended
	March 31,
	2026	2025
Risk-free interest rate	3.72% - 3.94%	4.02% - 4.37%
Expected term	6.1 years	6.1 years
Expected volatility	87.3%	98.3%
Expected dividend yield	—	—
Estimated fair value of the Company's common stock per share	$20.80 - 24.31	$22.03 - 27.56

Unrecognized compensation cost for awards not vested as of March 31, 2026 was $82.0 million and will be expensed over a weighted-average period of 3.19 years.

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

ARRIVENT BIOPHARMA, INC.

NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS

In connection with the Allist Agreement, in December 2021, the parties also entered into a Joint Clinical Collaboration Agreement (“Clinical Collaboration”) to define the framework under which the parties will cooperate and share costs related to global clinical studies to be conducted jointly by the Company and Allist. During the three months ended March 31, 2026 and 2025, the Company incurred $0.7 million and $0.5 million, respectively, in cost reimbursements to Allist under the Clinical Collaboration which have been recorded as research and development expense. The Company also received cost reimbursements from Allist of $0.3 and $0.4 million for the three months ended March 31, 2026 and 2025, respectively, which have been recorded as a reduction of research and development expenses. The Company incurred $5.0 million in clinical milestone payments to Allist during the year ended December 31, 2025. Through March 31, 2026, no additional milestones were met or achieved or were probable of achievement.

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

The upfront payment was recorded to research and development expense during the three-month period ended June 30, 2024. During the three months ended March 31, 2025, the Company paid $0.1 million in cost reimbursements to Alphamab under the Alphamab Agreement which have been recorded as research and development expense. Finally, during the year ended December 31, 2025, the Company paid $1.2 million upon the approval of a target pair selection which was also included in research and development expense. No such expenses were incurred in the three months ended March 31, 2026. Through March 31, 2026, no further milestones have been met or achieved, or are probable of achievement, since the inception of the agreement.

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

ARRIVENT BIOPHARMA, INC.

NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS

On August 9, 2024, the Company entered into an amendment and restatement of the Aarvik Collaboration Agreement, as amended on July 2, 2025 (the “Amended and Restated Aarvik Collaboration Agreement”). Under the Amended and Restated Aarvik Collaboration Agreement, Aarvik granted the Company an exclusive option to obtain exclusive rights to certain of Aarvik’s intellectual property for the research, development, manufacture, use, commercialization, or other exploitation of the ADCs related to (i) the two agreed targets to which the compounds being developed under the collaboration bind, and (ii) the acquisition of exclusive rights to certain intellectual property generated during the collaboration. ARR-002, a novel tetravalent MUC16/NaPi2b targeting ADC, was discovered through the collaboration with Aarvik.  ArriVent recently announced US IND clearance for ARR-002 and its expectation to initiate a Phase 1 trial and dose a first patient in the second half 2026.

From inception to date, under the Amended and Restated Aarvik Collaboration Agreement, the Company has paid Aarvik a collaboration initiation fee and research fees as provided in the SOWs in an aggregate amount of $5.4 million.

The Company incurred $0.1 million in research and development expenses related to the Aarvik SOWs during the three months ended March 31, 2025. No such expenses were incurred during the three months ended March 31, 2026. No milestones have been met or achieved, or are probable of achievement, since the inception of the Aarvik Collaboration Agreement.

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

During the three months ended March 31, 2026, Lepu earned a $6.0 million developmental milestone payment. No milestones have been met or achieved, or are probable of achievement, subsequent to the developmental milestone noted above. During three months ended March 31, 2026, the Company incurred an additional $0.8 million in research and development expenses related to the Lepu Biopharma Agreement. No such expenses were incurred during the three months ended March 31, 2025.

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

The table below summarizes the significant expense categories regularly provided to the CODM for the three months ended March 31, 2026 and 2025:

		Three Months Ended
	March 31,
(in thousands)	2026		2025
Operating expenses:
Research and development: Firmonertinib (excluding personnel-related and other internal costs):
FURTHER	$1,738		$2,595
FURVENT	9,131		9,445
FAVOUR	331		2
Other Firmonertinib costs	3,883		2,262
Total Firmonertinib	15,083		14,304
Research and development: Early-stage programs	12,307		40,981
Research and development: Personnel-related and other internal costs	10,227		6,005
General and administrative: Personnel-related costs	6,183		3,331
General and administrative: Other costs	2,311		2,151
Other segment items (a)	(2,791)		(2,385)
Net loss	$43,320		$64,387

(a) Other segment items consists of interest and investment income.

ARRIVENT BIOPHARMA, INC.

NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS

(10)	Common Stock

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

During the three months ended March 31, 2026, the Company sold 2,425,495 shares of common stock pursuant to the Sales Agreement for total proceeds of $54.7 million, net of commissions. As of March 31, 2026, the Company has approximately $66.9 million remaining for future issuances of common stock pursuant to the Sales Agreement.

July 2025 Public Offering

On July 3, 2025, the Company closed an underwritten public offering in which the Company issued and sold an aggregate of 3,059,615 shares of its common stock, including the exercise in full of the underwriters’ option to purchase 576,923 additional shares of common stock, at a public offering price of $19.50 per share, and, in lieu of shares of common stock to certain investors, pre-funded warrants to purchase up to 1,363,469 shares of common stock at a public offering price of $19.4999 per pre-funded warrant, which represents the per share public offering price for the shares less the $0.0001 per share exercise price for each pre-funded warrant.  The pre-funded warrants were recorded as a component of shareholders’ equity within additional paid-in-capital and have no expiration date. As of March 31, 2026, 400,000 of the pre-funded warrants have been exercised.  The proceeds to the Company of this July 2025 offering, net of underwriting discounts, commissions, and other expenses were $80.5 million.

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

ARRIVENT BIOPHARMA, INC.

NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS

(11) Debt

On May 8, 2025, the Company entered into a Loan and Security Agreement (the “Loan Agreement”) between the Company, as borrower (the “Borrower”) and Silicon Valley Bank, a Division of First-Citizens Bank & Trust Company (the “Bank”), pursuant to which, the Bank agreed to extend up to $75.0 million to the Company (the “Term Loan”), consisting of: (i) a first tranche commitment of $35.0 million to be drawn at the Company’s option, subject to the satisfaction of certain conditions, (ii) a second tranche commitment of up to $15.0 million to be drawn at the Company’s option, subject to the satisfaction of certain conditions, and (iii) at the Company’s option, subject to the satisfaction of certain conditions, a third tranche commitment of $25.0 million. If not drawn, each tranche commitment is subject to an expiration date. In March 2026, the Company entered into an amendment of the Loan Agreement in which one of the conditions of the second tranche commitment was eliminated. No amounts have been drawn on this Term Loan as of March 31, 2026.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations together with our interim financial statements and related notes appearing elsewhere in this Quarterly Report and the audited financial information and the notes thereto included in our Annual Report on Form 10-K for fiscal year ended December 31, 2025, which was filed with the SEC on March 5, 2026 (Annual Report). Some of the information contained in this discussion and analysis or set forth elsewhere, including information with respect to our plans and strategy for our business and related financing, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in the “Risk Factors” sections of this Quarterly Report as well as our Annual Report, our actual results could differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. You should carefully read the “Risk Factors” sections of this Quarterly Report and our Annual Report to gain an understanding of the important factors that could cause actual results to differ materially from our forward-looking statements. Please also see the section titled “Special Note Regarding Forward-Looking Statements” included elsewhere in this Quarterly Report. Investors and others should note that we routinely use the Investor Relations section of our website to announce material information to investors and the marketplace. While not all of the information that we post on the Investor Relations section of our website is of a material nature, some information could be deemed to be material. Accordingly, we encourage investors, the media, and others interested in us to review the information that we share on the Investors section of our website, https://ir.arrivent.com/.

Overview

We are a clinical-stage biopharmaceutical company dedicated to the identification, development and commercialization of differentiated medicines to address the unmet medical needs of patients with cancers. We seek to utilize our team’s deep drug development experience to maximize the potential of our lead product candidate, firmonertinib, and advance a pipeline of novel therapeutics, such as next-generation antibody drug conjugates, including ARR 217 (MRG007) through approval and commercialization in patients suffering from cancer, with an initial focus on solid tumors. Firmonertinib is currently being evaluated in multiple clinical trials across a range of epidermal growth factor receptor mutant (EGFRm) in non-small cell lung cancer (NSCLC). We are conducting a pivotal Phase 3 clinical trial of firmonertinib in treatment naïve, or first-line, patients with locally advanced or metastatic EGFRm NSCLC with exon 20 insertion mutations and a pivotal Phase 3 clinical trial of firmonertinib in first-line patients with locally advanced or metastatic EGFRm NSCLC with PACC mutations. We are also conducting a Phase 1 clinical trial of ARR-217 in patients with unresectable locally advanced or metastatic solid tumors.

We received Breakthrough Therapy Designation for firmonertinib for first line EGFRm NSCLC with exon 20 insertion from the United States Food and Drug Administration (FDA) in October 2023, and Orphan Drug Designation for treatment of NSCLC with EGFRm or human epidermal growth factor receptor 2 mutations or human epidermal growth factor receptor 4 mutations in February 2024. A product candidate can receive Breakthrough Therapy Designation if preliminary clinical evidence indicates that the product candidate, alone or in combination with one or more other drugs, may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. For drugs that have been designated as Breakthrough Therapies, interaction and communication between the FDA and the sponsor can help to identify the most efficient path for development although BTD may not result in a faster development process, review or approval and does not increase the likelihood that the product candidate will ultimately receive FDA approval for any indication.

In 2021, we licensed from Allist the right to develop and commercialize firmonertinib worldwide, with the exception of greater China, which includes mainland China, Hong Kong, Macau and Taiwan. Firmonertinib is an investigational, novel, epidermal growth factor receptor (EGFR) mutant-selective tyrosine kinase inhibitor (TKI) that we are developing for the treatment of NSCLC patients across a broader set of EGFRm than are currently served by approved EGFR TKIs. Firmonertinib is currently approved and commercially distributed by Shanghai Allist Pharmaceuticals Co. Ltd. (Allist) in China as a first-line therapy to treat classical EGFRm NSCLC and Allist recently received accelerated approval in China for second-line therapy to treat EGFRm exon20 NSCLC. The FDA has not approved firmonertinib for any use. We selected firmonertinib for global development against nonclassical, or uncommon, mutations based on preliminary reductions in tumor size observed in seven out of ten patients in first-line treatment with EGFR exon 20 insertion mutations treated with firmonertinib in the ongoing Phase 1b clinical trial, the FAVOUR trial, conducted by Allist in China, and preclinical activity in EGFR P-loop and-alpha-c-helix compressing (PACC) mutations, each a subtype of uncommon mutation. In a subsequent interim data readout from the FAVOUR trial of firmonertinib in first-line patients with locally advanced or metastatic EGFRm NSCLC with exon 20 insertion mutations who were administered a 240 mg once-daily dose of firmonertinib, 79% of patients (n=22 out of 28 patients) were observed to experience a reduction in tumor size of at least 30%. In a final analysis from the Phase 1b FURTHER trial of firmonertinib, which included a cohort of EGFRm NSCLC with PACC mutations, we observed 16.0 months median progression free survival with firmonertinib 240 mg in first-line, confirmed overall response rate 68.2% (n=15 out of 22 1L patients at 240 mg) and duration of response (DOR) 14.6 months, and confirmed central nervous system responses with firmonertinib including complete responses.

As one of the most prevalent cancers in the world, lung cancer imposes a significant global burden on human health, and EGFRm NSCLC represents a significant proportion of those affected. Despite progress in the therapeutic landscape for EGFRm NSCLC, many patients, particularly those with uncommon mutations, such as exon 20 insertions or PACC mutations, are underserved by existing treatments. In an interim data readout from the FAVOUR trial of firmonertinib in first-line patients with locally advanced or metastatic EGFRm NSCLC with exon 20 insertion mutations, 79% of patients (n=22 out of 28 patients) who were administered a 240 mg once daily dose of firmonertinib were observed to experience a reduction in tumor size of at least 30% from the baseline in a patient without evidence of progression as measured by blinded independent central review utilizing Response Evaluation Criteria in Solid Tumors (RECIST) 1.1 criteria. This measurement of reduction is the threshold in this trial for a partial response and for inclusion in determination of the overall response rate (ORR), which is the primary endpoint of this trial. In the same interim data readout, those 79% of patients were observed to experience a 15.2-month median DOR. Interim results may not be indicative of final results; however, we believe these interim clinical results underscore firmonertinib’s potential in patients whose tumors contain an uncommon EGFRm.

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

In January 2025, we entered into the Exclusive License Agreement (Lepu Biopharma Agreement) with Lepu Biopharma Co., Ltd. (Lepu), pursuant to which we have, among other things, secured an exclusive, royalty bearing and sublicensable license under certain intellectual property, including patents and know-how, owned or controlled by Lepu to develop and commercialize any product containing ARR-217 or the antibody component of ARR-217. Further, we are obligated to pay Lepu milestone payments up to an aggregate of approximately $1.17 billion upon the achievement of certain development, regulatory and sales milestone events as set forth in the Lepu Biopharma Agreement. We are also obligated under the Lepu Biopharma Agreement to pay Lepu tiered royalties based on net sales of Licensed Products, as defined herein. See “Business — Licenses, Partnerships and Collaborations — Lepu Biopharma Agreement” in our Annual Report. During the third quarter of 2025, Lepu dosed the first patient in the Phase 1 study for ARR-217 in patients with unresectable locally advanced or metastatic solid tumors. In March 2026, ArriVent dosed its first patient in the ongoing Phase 1 study in partnership with Lepu.

Since our inception in April 2021, we have devoted substantially all of our resources to organizing and staffing our company, acquiring the rights to, and developing our product candidates, business planning, raising capital, identifying potential product candidates, enhancing our intellectual property portfolio and undertaking research and clinical and preclinical studies for our development programs. We do not have any products approved for sale and have not generated any revenue from product sales or otherwise. We have funded our operations to date primarily through the private placement of convertible preferred stock, and through our initial public offering of common stock in January 2024, our “at-the-market” offering, and our underwritten public offering of common stock and pre-funded warrants to purchase common stock in July 2025.

We have incurred significant operating losses since our inception and have not yet generated any revenue. Our net losses were $43.3 million and $64.4 million for the three months ended March 31, 2026 and 2025, respectively. As of March 31, 2026, we had an accumulated deficit of $448.0 million. Our net losses may fluctuate significantly from quarter-to-quarter and year-to-year, depending on the timing of our preclinical studies, clinical trials and our expenditures on other research and development activities. We expect to continue to incur losses for the foreseeable future. We anticipate these losses will increase substantially as we:

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

We also face substantial competition from multiple sources, including large and specialty pharmaceutical and biotechnology companies, academic research institutions and governmental agencies and public and private research institutions. Our competitors compete with us on the level of the technologies employed, or on the level of development of product candidates. In addition, many small biotechnology companies have formed collaborations with large, established companies to (i) obtain support for their research, development and commercialization of products or (ii) combine several treatment approaches to develop longer lasting or more efficacious treatments that may potentially directly compete with our current or future product candidates. We anticipate that we will continue to face increasing competition as new therapies and combinations thereof, technologies and data emerge within the field of oncology and, furthermore, within the treatment of NSCLC.

We believe that our current and future competition for resources and eventually for customers comes from companies that are commercializing or developing candidates targeting EGFRm-positive NSCLC, including, but not limited to,

AstraZeneca, Johnson & Johnson, Blossom Hill Therapeutics, Dizal Pharmaceutical, Oric Pharmaceuticals, Black Diamond Therapeutics, Inc., Cullinan Therapeutics, Inc., Taiho Pharmaceutical Co., Ltd., Boehringer Ingelheim, and Bayer AG. In March 2024 and October 2024, chemotherapy in combination with the anti-EGFR anti-mesenchymal epithelial transition factor receptor bispecific antibody amivantamab was approved in the United States and Europe, respectively, for first line EGFRm NSCLC patients with exon 20 insertion mutations. In January 2025, Taiho Therapeutics and Cullinan Therapeutics announced that their study of the oral EGFR inhibitor zipalertinib met the primary endpoint in a phase 2b clinical trial of patents in second or later line NSCLC patients with EGFR exon 20 insertion mutations. In July 2025, Dizal Pharmaceutical announced the FDA approval of sunvozertinib in second or later line NSCLC patients with EGFR exon 20 insertion mutations. In March 2026, Dizal Pharmaceutical reported topline data from the study of sunvozertinib as first line treatment for NSCLC patients with EGFR exon 20 insertion mutations and its plans to engage with regulatory authorities regarding potential NDA(s).

Key Components of Our Results of Operations

Operating Expenses

Research and Development Expenses

To date, our research and development expenses have been related primarily to the development of our product candidates, preclinical studies and other clinical activities related to our portfolio. Research and development costs are expensed as incurred and payments made prior to the receipt of goods or services to be used in research and development are deferred and recognized when the goods or services are received.

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

Results of Operations

Comparison of the Three Months Ended March 31, 2026 and 2025

The following table summarizes our results of operations for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
(in thousands)	2026	2025	Change
Operating expenses:
Research and development	$37,617	$61,289	$(23,672)
General and administrative	8,494	5,483	3,011
Total operating expenses	46,111	66,772	(20,661)
Operating loss	(46,111)	(66,772)	(20,661)
Interest and investment income	2,791	2,385	406
Net loss	$(43,320)	$(64,387)	$(21,067)

Research and Development

We track outsourced clinical and preclinical costs and other external research and development costs associated with our lead product candidate, firmonertinib, and other early-stage programs. We do not track internal research and development costs by product candidate. The following table summarizes our research and development expenses for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
(in thousands)	2026	2025	Change
Firmonertinib:
FURTHER	$1,738	$2,595	$(857)
FURVENT	9,131	9,445	(314)
FAVOUR	331	2	329
Other Firmonertinib costs	3,883	2,262	1,621
Total Firmonertinib	15,083	14,304	779
Early-stage programs	12,307	40,981	(28,674)
Personnel-related and other internal costs	10,227	6,004	4,223
Total research and development expenses	$37,617	$61,289	$(23,672)

Research and development expenses were $37.6 million and $61.3 million for the three months ended March 31, 2026 and 2025, respectively. The decrease of $23.7 million was primarily due to a $28.6 million decrease in costs related to early-stage programs, offset by a $4.2 million increase in personnel-related costs due to increased headcount, and a $0.8 million increase in costs related to our lead product candidate, firmonertinib. Costs related to firmonertinib increased as a result of increased costs of $1.6 million related to general firmonertinib programs, and increased costs of $0.3 million related to our FAVOUR trial, partially offset by a $0.9 million decrease in costs related to our FURTHER trial, and decreases in costs of $0.3 million related to our FURVENT Phase 3 clinical trial. The decrease in early-stage program costs was due to a one-time $40 million up-front payment made to a collaboration partner during the three months ended March 31, 2025.

General and Administrative

General and administrative expenses were $8.5 million and $5.5 million for the three months ended March 31, 2026 and 2025, respectively. The increase of $3.0 million was due primarily to increases in personnel-related costs.

Interest and Investment Income

Interest income was $2.8 million and $2.4 million for the three months ended March 31, 2026 and 2025, respectively. The increase in interest income is due to increased average invested balances.

Liquidity and Capital Resources

Sources of Liquidity

We have previously funded our operations primarily through the private placement of convertible preferred stock, our initial public offering of common stock, our “at-the-market” offering, and our underwritten public offering of common stock and pre-funded warrants to purchase common stock in July 2025. To date, we have raised gross proceeds of $305.0 million from the issuance of convertible preferred stock. Additionally, in the first quarter of 2024, we completed our initial public offering of 11,180,555 shares of our common stock at a price to the public of $18.00 per share, including the exercise in full by the underwriters of their option to purchase 1,458,333 additional shares of our common stock, for aggregate proceeds of $183.2 million, net of underwriting discounts, commissions and other offering expenses. As of March 31, 2026, we had cash and cash equivalents and marketable securities of $326.4 million.

On February 3, 2025, we filed an automatic shelf registration statement on Form S-3ASR (File No. 333-284661) with the SEC. The shelf registration statement consists of (i) a base prospectus pursuant to which we may offer and sell, from time to time, shares of our common stock, shares of our preferred stock, various series of debt securities, warrants, rights, and/or units to purchase any of such securities in one or more registered offerings, and (ii) a prospectus supplement pursuant to which we may offer and sell, from time to time, up to $250 million of shares of common stock in “at-the-market” offerings. During the three months ended March 31, 2026, we sold 2,425,495 shares of common stock pursuant to our Open Market Sale AgreementSM with Jefferies LLC (ATM Program) for total proceeds of $54.7 million, net of commissions. As of March 31, 2026, we have approximately $66.9 million remaining for future issuances of common stock pursuant to the ATM Program. There has been no material change in the planned use of proceeds as described in the shelf registration statement. None of the offering expenses were paid or payable, directly, or indirectly, to our directors, officers, or persons owning 10% or more of any class of equity securities or to our affiliates.

In May 2025, we entered into a $75 million loan and security agreement with Silicon Valley Bank, a division of First Citizens Bank & Trust Company, and amended the loan and security agreement in March 2026. The credit facility provides the right, but not the obligation, to draw up to $75 million of capital, of which $50 million will be available if certain conditions and milestones are met. No amounts have been drawn on this facility at the date of this Quarterly Report.

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

We believe that our existing cash and cash equivalents and marketable securities as of March 31, 2026 will be sufficient to meet our anticipated cash requirements through at least twelve months from the issuance date of these financial statements. However, our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially. We have based this estimate on assumptions that may prove to be wrong, and we could deplete our capital resources sooner than we expect.

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

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Three Months Ended March 31,
(in thousands)	2026	2025
Net cash (used in) provided by:
Operating activities	$(41,892)	$(68,008)
Investing activities	3,582	36,821
Financing activities	54,873	6,759
Net increase (decrease) in cash and cash equivalents	$16,563	$(24,428)

Operating Activities

Net cash used in operating activities was $41.9 million for the three months ended March 31, 2026 reflecting our net loss of $43.3 million, $0.6 million in amortization of bond discounts, and a $3.5 million decrease in our operating assets and liabilities attributable to the timing in which we pay our vendors for research and development activities. These decreases were partially offset by $5.5 million in stock-based compensation.

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

Investing Activities

Net cash provided by investing activities for the three months ended March 31, 2026 was $3.6 million, and included $64.4 million of purchases of short and long-term investments, offset by $68.0 million of maturities of short-term investments.

Net cash of $36.8 million was provided by investing activities for the three months ended March 31, 2025. This was attributable to maturities of marketable securities.

Financing Activities

Net cash provided by financing activities was $54.9 million for the three months ended March 31, 2026. This was due to $54.7 million of proceeds from sales under the ATM Program, net of expenses. In addition, $0.1 million was provided by stock option exercises.

Net cash provided by financing activities was $6.7 million for the three months ended March 31, 2025. This was due to $6.5 million of sales under the ATM Program and $0.3 million of stock option exercises.

Contractual Obligations and Commitments

As of March 31, 2026, except for the operating lease, we did not have any long-term obligations, capital lease obligations, purchase obligation or long-term liabilities. We enter into contracts in the normal course of business with third-party CROs and clinical trial sites for our clinical trials, and with supply vendors for other services and products for operating purposes. These contracts generally provide for termination after a notice period, and, therefore, are cancelable contracts. Amounts related to contingent milestone payments under our license and collaboration agreements are not yet considered contractual obligations, and not included in the table above, as they are contingent on the successful achievement of certain clinical, regulatory and commercial milestones.

We also have commitments for obligations under our agreements with Allist, Alphamab, Aarvik, and Lepu. Under these agreements we are required to make milestone payments upon successful completion of certain clinical, regulatory, development, sales and commercial milestones. Additionally, we are required to make royalty payments in connection with the sale of products developed under these agreements. With the exception of a $6.0 million developmental milestone payable under the Lepu Biopharma Agreement, because the achievement of other milestones and royalties is not probable and payment is not required as of March 31, 2026, such contingencies have not been recorded in our financial statements. For additional information regarding our agreements, see Note 8 to our accompanying financial statements in Part I, Item 1 of this Quarterly Report.

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

As of March 31, 2026, we conducted an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15(d)-15(e) promulgated under the Exchange Act. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of the end of the period covered by this Quarterly Report.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

c)	Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during the three months ended March 31, 2026.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

Rule 10b5-1 Trading Plans

During the fiscal quarter ended March 31, 2026, none of our directors or executive officers adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement” as defined in Item 408(c) of Regulation S-K.

Item 6. Exhibits

Exhibit Number	Description of Exhibit
3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K (File No. 001-41929) filed with the SEC on January 30, 2024).
3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 of the Registrant’s Current Report on Form 8-K (File No. 001-41929) filed with the SEC on January 30, 2024).
10.1*	Amendment No. 1 to Loan and Security Agreement, dated March 5, 2026, by and between Silicon Valley Bank, a Division of First-Citizens Bank & Trust Company, and the Registrant.
31.1*	Certification of Chief Executive Officer Pursuant to Rule 13a-15(e) or Rule 15d-15(e) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-15(e) or Rule 15d-15(e) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer of Periodic Report Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer of Periodic Report Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Schema Document.
101.CAL	Inline XBRL Calculation Linkbase Document.
101.DEF	Inline XBRL Definition Linkbase Document.
101.LAB	Inline XBRL Label Linkbase Document.
101.PRE	Inline XBRL Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101).
*	Filed with this Quarterly Report on Form 10-Q.
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

ARRIVENT BIOPHARMA, INC.

Date: May 11, 2026	By:	/s/ Zhengbin (Bing) Yao, Ph.D.
Zhengbin (Bing) Yao, Ph.D.
Chairman, President and Chief Executive Officer
(principal executive officer)

Date: May 11, 2026	By:	/s/ Winston Kung
Winston Kung
Chief Financial Officer and Treasurer
(principal financial officer and principal accounting officer)