Form 10-Q
period 2026-06-30
ArriVent BioPharma, Inc.
filed 2026-08-12
CIK 1868279

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

The number of outstanding shares of the registrant’s common stock as of August 10, 2026 was 49,307,729.

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

In some cases, you can identify forward-looking statements by words such as “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “seek,” “should,” “target,” “will,” “would,” or the negative of these words or other comparable terminology. These forward-looking statements include, but are not limited to, statements about:

●	the timing, progress and results of preclinical studies and clinical trials for our product candidates, including our product development plans and strategies;

●	estimates of our addressable market, market growth, future revenue, key performance indicators, expenses, capital requirements and our needs for additional financing;

●	our ability to obtain funding for our operations;

●	our ability to retain the continued service of our key professionals and to identify, hire and retain additional qualified professionals;

●	our ability to advance product candidates into, and successfully complete, clinical trials;

●	the timing or likelihood of regulatory filings and approvals;

●	the commercialization of our product candidates, if approved;

●	the pricing and reimbursement of our product candidates, if approved;

●	the implementation of our business model, strategic plans for our business, product candidates and technology;

●	the scope of protection we are able to establish and maintain for intellectual property rights covering our product candidates and technology;

●	developments relating to our competitors and our industry;

●	the accuracy of our estimates regarding expenses, capital requirements and needs for additional financing;

●	our ability to source sufficient clinical product for our clinical trials and, if our product candidates are approved and commercialized, commercial product;

●	the impact of tariffs and changes in economic policies, volatility in inflation, volatility in interest rates, or market disruptions on our business; and

●	our financial performance.

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

ARRIVENT BIOPHARMA, INC.

CONDENSED BALANCE SHEETS

(in thousands, except share and per share data)

(Unaudited)

	June 30,	December 31,
	2026	2025
Assets
Current assets:
Cash and cash equivalents	$154,682	$45,540
Short-term investments	218,437	267,281
Prepaid expenses and other current assets	21,054	20,076
Total current assets	394,173	332,897
Right of use assets – operating leases	370	13
Deferred offering costs	41	69
Other assets	134	190
Total assets	$394,718	$333,169

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,217	$5,934
Accrued expenses	25,309	19,997
Operating lease liabilities	318	14
Total current liabilities	27,844	25,945
Operating lease liabilities, net of current amount	33	—
Total liabilities	27,877	25,945

Commitments and contingencies (Note 8)

Stockholders’ equity:
Preferred stock $0.0001 par value, 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock $0.0001 par value, 200,000,000 shares authorized; 48,319,591 and 42,452,251 shares issued and outstanding at June 30, 2026 and December 31, 2025, respectively	5	4
Additional paid-in capital	864,957	711,847
Accumulated deficit	(497,854)	(404,641)
Accumulated other comprehensive income (loss)	(267)	14
Total stockholders’ equity	366,841	307,224
Total liabilities and stockholders’ equity	$394,718	$333,169

The accompanying notes are an integral part of the unaudited interim financial statements.

ARRIVENT BIOPHARMA, INC.

CONDENSED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE LOSS

(in thousands, except share and per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Operating expenses:
Research and development	$42,339	$27,720	$79,957	$89,009
General and administrative	10,352	5,903	18,844	11,386
Total operating expenses	52,691	33,623	98,801	100,395
Operating loss	(52,691)	(33,623)	(98,801)	(100,395)
Interest and investment income	2,798	2,224	5,588	4,609
Net loss	(49,893)	(31,399)	(93,213)	(95,786)
Unrealized gain (loss) on investments	3	(1)	(282)	193
Total other comprehensive gain (loss)	3	(1)	(282)	193
Total comprehensive loss	$(49,890)	$(31,400)	$(93,495)	$(95,593)

Share information:
Net loss per share attributable to common stockholders, basic and diluted	$(1.05)	$(0.90)	$(2.01)	$(2.78)
Weighted-average shares of common stock outstanding, basic and diluted	47,606,857	35,006,114	46,351,614	34,455,585

The accompanying notes are an integral part of the unaudited interim financial statements.

ARRIVENT BIOPHARMA, INC.

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(in thousands, except share data)

(Unaudited)

				Accumulated
			Additional	Other
	Common stock		paid-in	Comprehensive	Accumulated
	Shares	Amount	capital	(Loss)	deficit	Total
Balance January 1, 2026	42,452,251	$4	$711,847	$14	$(404,641)	$307,224
Issuance of common stock, net of issuance costs of $2,418	2,425,495	1	54,724	—	—	54,725
Exercise of stock options	31,195	—	150	—	—	150
Exercise of pre-funded warrants	400,000	—	—	—	—	—
Stock-based compensation expense	—	—	5,485	—	—	5,485
Unrealized loss on investments	—	—	—	(284)	—	(284)
Net loss	—	—	—	—	(43,320)	(43,320)
Balance March 31, 2026	45,308,941	5	772,206	(270)	(447,961)	323,980
Issuance of common stock, net of issuance costs of $2,509	2,932,823	—	85,234	—	—	85,234
Exercise of stock options	77,827	—	852	—	—	852
Stock-based compensation expense	—	—	6,665	—	—	6,665
Unrealized gain on investments	—	—	—	3	—	3
Net loss	—	—	—	—	(49,893)	(49,893)
Balance, June 30, 2026	48,319,591	$5	$864,957	$(267)	$(497,854)	$366,841

The accompanying notes are an integral part of the unaudited interim financial statements.

ARRIVENT BIOPHARMA, INC.

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(in thousands, except share data)

(Unaudited)

				Accumulated
			Additional	Other
	Common stock		paid-in	Comprehensive	Accumulated
	Shares	Amount	capital	(Loss)	deficit	Total
Balance January 1, 2025	33,706,765	$3	$496,195	$(211)	$(238,333)	$257,654
Issuance of common stock, net of issuance costs of $858	264,458	1	6,516	—	—	6,517
Exercise of stock options	69,773	—	293	—	—	293
Stock-based compensation expense	—	—	2,271	—	—	2,271
Unrealized gain on investments	—	—	—	194	—	194
Net loss	—	—	—	—	(64,387)	(64,387)
Balance March 31, 2025	34,040,996	4	505,275	(17)	(302,720)	202,542
Issuance of common stock, net of issuance costs of $2,395	3,428,766	—	75,341	—	—	75,341
Exercise of stock options	20,677	—	76	—	—	76
Stock-based compensation expense	—	—	3,311	—	—	3,311
Unrealized loss on investments	—	—	—	(1)	—	(1)
Net loss	—	—	—	—	(31,399)	(31,399)
Balance, June 30, 2025	37,490,439	$4	$584,003	$(18)	$(334,119)	$249,870

The accompanying notes are an integral part of the unaudited interim financial statements.

ARRIVENT BIOPHARMA, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Six Months Ended
	June 30,
	2026	2025
Cash flows from operating activities:
Net loss	$(93,213)	$(95,786)
Adjustment to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	12,150	5,582
Amortization (accretion) of bond premiums/discounts	(1,074)	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(1,008)	(6,346)
Other assets	84	—
Accounts payable	(3,704)	280
Accrued expenses	5,312	2,148
Operating lease liabilities	(20)	(10)
Net cash used in operating activities	(81,473)	(94,132)
Cash flows from investing activities:
Purchase of investments	(78,376)	(31,385)
Sales and maturities of investments	128,030	82,116
Net cash used in investing activities	49,654	50,731
Cash flows from financing activities:
Proceeds from issuance of common stock, net of issuance costs	139,959	81,857
Proceeds from the exercise of stock options	1,002	369
Payment of deferred financing costs	—	(353)
Net cash provided by financing activities	140,961	81,873

Net increase in cash and cash equivalents	109,142	38,472
Cash and cash equivalents at beginning of the year	45,540	74,293
Cash and cash equivalents at end of the year	$154,682	$112,765

The accompanying notes are an integral part of the unaudited interim financial statements.

ARRIVENT BIOPHARMA, INC.

NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS

(1)	Background

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

The Company has incurred losses since inception and has an accumulated deficit of $497.9 million as of June 30, 2026. The Company has concluded that the aggregate balance of cash and cash equivalents and short-term investments of $373.1 million as of June 30, 2026 is sufficient to sustain planned operations through at least twelve months from the issuance date of these financial statements.

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

In the opinion of the Company, the accompanying unaudited condensed financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement of its financial position as of June 30, 2026, and its results of operations for the three and six months ended June 30, 2026 and 2025, and cash flows for the six

ARRIVENT BIOPHARMA, INC.

NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS

months ended June 30, 2026 and 2025. The condensed balance sheet at December 31, 2025, was derived from audited annual financial statements but does not contain all the footnote disclosures from the annual financial statements.

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

ARRIVENT BIOPHARMA, INC.

NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS

The following table sets forth the computation of net loss per share, basic and diluted (in thousands, except share and per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Numerator:
Net loss	$(49,893)	$(31,399)	$(93,213)	$(95,786)
Denominator:
Weighted-average shares of common stock outstanding	46,643,388	35,006,114	45,221,478	34,455,585
Weighted-average pre-funded warrants outstanding (1)	963,469	—	1,130,136	—
Weighted-average shares of common stock outstanding, basic and diluted	47,606,857	35,006,114	46,351,614	34,455,585

Net loss per share attributable to common stockholders, basic and diluted	$(1.05)	$(0.90)	$(2.01)	$(2.78)

(1)Represents the weighted average number of common shares issuable upon the exercise of pre-funded warrants issued in 2025, which are considered to be outstanding for the purposes of the basic and diluted net loss per share calculation from the date of issuance due to their nominal exercise price ($0.0001).

Stock options outstanding have been excluded from the computation of diluted weighted-average shares of common stock outstanding, as they would be anti-dilutive. Stock options outstanding at June 30, 2026 and 2025 were 7,301,993 and 4,325,617, respectively.

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

If the Company concludes that some or all aspects of the arrangement are within the scope of ASC 808 and do not represent a transaction with a customer, it recognizes costs incurred as a component of research and development expense in the period incurred. The arrangements may also require the Company to make payments on achievement of

ARRIVENT BIOPHARMA, INC.

NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS

certain milestones, including clinical, regulatory, and development milestones. Clinical, regulatory, and development milestones are recognized as research and development expense only when such milestones are deemed probable of being achieved.

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

The following tables show the Company’s cash equivalents and short-term investments’ carrying amounts, fair values, and fair value hierarchy (in thousands):

	June 30, 2026
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Level 1	Level 2	Level 3

Money market funds	$84,299	$—	$—	$84,299	$84,299	$—	$—
Corporate securities	103,670	3	(106)	103,567	—	103,567	—
Government securities	115,035	4	(169)	114,870	—	114,870	—
Total assets measured at fair value	$303,004	$7	$(275)	$302,736	$84,299	$218,437	$—

	December 31, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Level 1	Level 2	Level 3

Money market funds	$40,494	$—	$—	$40,494	$40,494	$—	$—
Corporate securities	105,373	78	(25)	105,426	—	105,426	—
Government securities	161,882	116	(143)	161,855	—	161,855	—
Total assets measured at fair value	$307,749	194	(168)	$307,775	$40,494	$267,281	$—

The December 31, 2025 disclosure was adjusted to reflect the classification of certain corporate securities as Level 2 of the fair value hierarchy.

Cash balances were $70.4 million and $5.0 million at June 30, 2026 and December 31, 2025, respectively. Money market funds are highly liquid investments. The pricing information on the Company’s money market fund is based on quoted prices in active markets. This approach results in a classification of these securities as Level 1 of the fair value hierarchy.

ARRIVENT BIOPHARMA, INC.

NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS

The Company’s investment portfolio includes many securities that do not always trade on a daily basis. As a result, the pricing services used by the Company applied other available information as applicable through processes such as benchmark yields, benchmarking of like securities, sector groupings and matrix pricing to prepare evaluations. In addition, model processes were used to assess interest rate impact and develop prepayment scenarios. These models take into consideration relevant credit information, perceived market movements, sector news and economic events. The inputs into these models may include benchmark yields, reported trades, broker-dealer quotes, issuer spreads and other relevant data.

All short-term investments held as of June 30, 2026 and December 31, 2025 had contractual maturities of less than one year and are considered available-for-sale. No available-for-sale securities held as of the periods presented have been in a continuous material unrealized loss position for more than 12 months. To date, the Company recorded no allowances for credit losses on its investments.

(5)	Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	June 30,	December 31,
	2026	2025
Research and development	$17,893	$19,830
Professional fees	468	3
Insurance	680	183
Other	2,013	60
Total prepaid expenses and other current assets	$21,054	$20,076

(6)	Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	June 30,	December 31,
	2026	2025
Research and development	$20,522	$13,142
Professional fees	1,118	292
Compensation and related expenses	3,668	6,545
Other accrued expenses	1	18
Total accrued expenses	$25,309	$19,997

(7)	Stock-based Compensation

In June 2021, the Company adopted the 2021 Employee, Director and Consultant Equity Incentive Plan, as amended (the “2021 Plan”), that authorized the Company to grant up to 803,564 shares of common stock via stock-based compensation awards. In 2022, the Company amended the 2021 Plan and increased the total number of shares authorized under the 2021 Plan to 2,748,818. In January 2024, the Company adopted the 2024 Employee, Director and Consultant Equity Incentive Plan (the “2024 Plan”) that authorized the Company to grant up to 3,900,000 shares of common stock plus any remaining ungranted or forfeited shares from the 2021 Plan. As of June 30, 2026, there were 2,545,021 shares available to be granted under the 2024 Plan. The Company’s stock options vest based on the terms in the awards

ARRIVENT BIOPHARMA, INC.

NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS

agreements and generally vest over four years. The Company recorded stock-based compensation expense in the following expense categories in its accompanying statements of operations and comprehensive loss (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Research and development	$3,160	$1,495	$5,462	$2,480
General and administrative	3,505	1,816	6,688	3,102
Total stock-based compensation expense	$6,665	$3,311	$12,150	$5,582

The following is a summary of stock options activity:

			Weighted
		Weighted	average
		average	remaining	Aggregate
		exercise	contractual	Intrinsic Value
	Options	price	term (years)	(in thousands)
Outstanding as of December 31, 2025	4,328,880	$15.56
Granted	3,284,498	23.32
Exercised	(109,022)	9.48
Forfeited/Expired	(202,363)	21.65
Outstanding as of June 30, 2026	7,301,993	$18.97	8.50	$115,100
Exercisable as of June 30, 2026	2,220,464	$11.19	7.02	$52,281
Vested and expected to vest at June 30, 2026	7,301,993	$18.97	8.50	$115,100

The weighted-average grant-date fair value of options granted during the six months ended June 30, 2026 and 2025, were $17.44 and $21.31 per share, respectively. The fair value was estimated using the Black-Scholes option-pricing model based on the following assumptions:

Six Months Ended
June 30,
	2026	2025
Risk-free interest rate	3.72% - 4.26%	3.92% - 4.37%
Expected term	5.5 - 6.1 years	5.5 - 6.1 years
Expected volatility	74.0% - 87.3%	97.2% - 98.3%
Expected dividend yield	—	—

Unrecognized compensation cost for awards not vested as of June 30, 2026 was $79.5 million and will be expensed over a weighted-average period of 3.04 years.

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

ARRIVENT BIOPHARMA, INC.

NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS

licensed territory. Upon execution of the Allist Agreement, the Company paid Allist a non-refundable cash payment of $40.0 million and issued 1,276,250 shares of its common stock. The upfront payment and the fair value of the common stock issued was recorded to research and development expense in 2021.

Under the Allist Agreement, upon the achievement of certain clinical, regulatory and commercial milestones using the licensed technology, the Company is obligated to make total milestone payments to Allist of up to $110.0 million in clinical and regulatory milestones and up to $655.0 million in commercial milestones. Furthermore, royalties, ranging from high single digit to low mid-teen percentages will be payable to Allist on net sales of licensed products in licensed territories.

In connection with the Allist Agreement, in December 2021, the parties also entered into a Joint Clinical Collaboration Agreement (“Clinical Collaboration”) to define the framework under which the parties will cooperate and share costs related to global clinical studies to be conducted jointly by the Company and Allist. The Company incurred cost reimbursements to Allist under the Clinical Collaboration of $1.5 million and $0.1 million for the three months ended June 30, 2026 and 2025, respectively, and $1.9 million and $0.6 million for the six months ended June 30, 2026 and 2025, respectively. These amounts were recorded as research and development expense. The Company also received cost reimbursements from Allist of $0.4 million and $0.2 million for the three months ended June 30, 2026 and 2025, respectively, and $0.7 million and $0.6 million for the six months ended June 30, 2026 and 2025, respectively. These amounts were recorded as a reduction of research and development expense. To date, the Company has incurred $10.0 million for the achievement of certain clinical milestones under the Allist Agreement. Through June 30, 2026, no additional milestones have been met or achieved, or are probable of achievement, subsequent to the milestones noted above.

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

The terms of the Alphamab Agreement include combined total upfront and potential milestone payments to Alphamab of up to $201.5 million based on the achievement of certain regulatory and development milestones, and up to $414.0 million based on the achievement of certain commercial milestones. In addition, Alphamab is entitled to receive tiered sales royalties, ranging from low single digit to mid-single digit percentages, from the Company for net sales of each ADC product.

The upfront payment was recorded to research and development expense during the year ended December 31, 2024. During the three and six months ended June 30, 2025, the Company incurred $0.1 million in cost reimbursements to Alphamab under the Alphamab Agreement which have been recorded as research and development expense. During the three and six months ended June 30, 2026, the Company incurred $1.9 million and $3.8 million in cost reimbursements, respectively, to Alphamab. During the six months ended June 30, 2025, the Company paid $1.2 million upon the approval of each target pair selection for a total of $2.4 million, which was also included in research and development expense. Through June 30, 2026, no additional milestones have been met or achieved, or are probable of achievement, subsequent to the milestones noted above.

ARRIVENT BIOPHARMA, INC.

NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS

Aarvik

In December 2021, the Company entered into a Research Collaboration Agreement, as amended, effective June 30, 2023 (the “Aarvik Collaboration Agreement”), with Aarvik Pharmaceuticals, Inc. (“Aarvik”), under which the Company has entered into various statements of work (“SOWs”). After the completion of the SOWs, the Company has an exclusive option to license the Aarvik intellectual property, and the option to acquire certain of Aarvik’s intellectual property, after which it is the Company’s sole responsibility to research, develop, manufacture and commercialize any applicable compound and product in the field and territory. In August 2024, the Company paid $1.0 million to exercise that option, and as a result is now obligated to pay up to $18.0 million per product upon the achievement of certain clinical and regulatory milestone events and up to $80.0 million per product in commercial milestones. Additionally, the Company is obligated to pay Aarvik royalties in the mid-single digits based on net sales of licensed products.

On August 9, 2024, the Company entered into an amendment and restatement of the Aarvik Collaboration Agreement, as amended on July 2, 2025 (the “Amended and Restated Aarvik Collaboration Agreement”). Under the Amended and Restated Aarvik Collaboration Agreement, Aarvik granted the Company an exclusive option to obtain exclusive rights to certain of Aarvik’s intellectual property for the research, development, manufacture, use, commercialization, or other exploitation of the ADCs related to (i) the two agreed targets to which the compounds developed under the collaboration bind, and (ii) the acquisition of exclusive rights to certain intellectual property generated during the collaboration. ARR-002, a novel tetravalent MUC16/NaPi2b targeting ADC, was discovered through the collaboration with Aarvik.

The Company incurred $0.2 million and $0.3 million, respectively, in research and development expenses related to the Aarvik SOWs during the three and six months ended June 30, 2025. The Company incurred $0.1 million in research and development expenses related to the Aarvik SOWs during the three and six months ended June 30, 2026. Through June 30, 2026, no milestones have been met or achieved, or are probable of achievement, since the inception of the Aarvik Collaboration Agreement.

Lepu

On January 21, 2025, the Company entered into an Exclusive License Agreement (the “Lepu Biopharma Agreement”) with Lepu Biopharma Co., Ltd. (“Lepu”), pursuant to which Lepu granted the Company a right to develop and commercialize ARR-217, an ADC for gastrointestinal cancers outside Greater China.

Under the Lepu Biopharma Agreement, Lepu granted to the Company: (i) an exclusive, royalty-bearing, sublicensable license under certain intellectual property owned or controlled by Lepu, to develop, manufacture and commercialize any product containing ARR-217 for all uses in all countries and territories other than Greater China (the “ArriVent Territory”); and (ii) a non-exclusive license under certain intellectual property controlled by Lepu to develop, manufacture and commercialize any product containing ARR-217 for use in oncology in the ArriVent Territory. Under the Lepu Biopharma Agreement, the Company paid Lepu a one-time upfront payment of $40.0 million which was included in research and development expense. Lepu is eligible to receive total milestone payments of up to $0.28 billion in development and regulatory milestones, and up to $0.89 billion in commercial milestones, and tiered royalties in high single-digit to low-teen percentages on net sales in the ArriVent Territory.

During the three months ended June 30, 2025, the Company paid $1.0 million to Lepu for the achievement of the first developmental milestone under the Lepu Biopharma Agreement as it became probable of achievement during the second quarter. During the six months ended June 30, 2026, Lepu earned $12.0 million developmental milestone payments, of which $6.0 million has been paid as of June 30, 2026. Through June 30, 2026, no additional milestones have been met or achieved, or are probable of achievement, subsequent to the milestones noted above.

ARRIVENT BIOPHARMA, INC.

NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS

During the three and six months ended June 30, 2026, the Company incurred an additional $2.3 million and $3.3 million, respectively, in research and development expenses related to the Lepu Biopharma Agreement, compared to $0.2 million for both the three and six months ended June 30, 2025.

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

The accounting policies of the life science segment are the same as those described in the summary of significant accounting policies. The CODM assesses performance for the life science segment based on net loss, which is reported on the condensed statement of operations and comprehensive loss. The measure of segment assets is reported on the balance sheet as total assets. All the Company’s assets are located in the United States.

To date, the Company has not generated any product revenue. The Company expects to continue to incur significant expenses and operating losses for the foreseeable future as it advances product candidates through all stages of development and clinical trials and, ultimately, seeks regulatory approval.

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

ARRIVENT BIOPHARMA, INC.

NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS

The table below summarizes the significant expense categories regularly provided to the CODM for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2026	2025	2026	2025
Operating expenses:
Research and development: Firmonertinib (excluding personnel-related and other internal costs):
FURTHER	$1,612	$2,848	$3,350	$5,443
FAVOUR	96	71	427	73
Phase 3 Trials	14,792	9,790	23,922	19,235
Other Firmonertinib costs	1,447	3,773	5,331	6,034
Total Firmonertinib	17,947	16,482	33,030	30,785
Research and development: Early-stage programs	13,383	3,625	25,690	44,606
Research and development: Personnel-related and other internal costs	11,009	7,612	21,237	13,617
General and administrative: Personnel-related costs	6,590	3,461	12,773	6,792
General and administrative: Other costs	3,762	2,443	6,071	4,594
Other segment items (a)	(2,798)	(2,224)	(5,588)	(4,609)
Net loss	$49,893	$31,399	$93,213	$95,786

(a) Other segment items consists of interest and investment income.

(10)	Common Stock

“At-the-Market” Offering

On February 3, 2025, the Company filed an automatic shelf registration statement on Form S-3ASR with the SEC pursuant to which the Company registered for sale an indeterminate amount of any combination of its common stock, preferred stock, debt securities, warrants, rights and units from time to time and at prices and on terms that the Company may determine, which is referred to as the “2025 WKSI Shelf”. The 2025 WKSI Shelf includes a prospectus supplement (the “2025 Prospectus Supplement”) covering up to an aggregate of $250.0 million of shares of common stock that the Company is able to issue and sell from time to time, through Jefferies LLC (“Jefferies”), acting as its sales agent, pursuant to the Open Market Sale AgreementSM, dated February 3, 2025 (the “Sale Agreement”), for its “at-the-market” equity program.

On May 11, 2026, the Company filed a prospectus supplement (the “2026 Prospectus Supplement”) to the 2025 WKSI Shelf with respect to the Company’s “at-the-market” equity offering program. Pursuant to the 2026 Prospectus Supplement, the Company may offer and sell shares of its common stock having an aggregate offering price of up to an additional $250.0 million, through Jefferies acting as its sales agent, pursuant to the Sale Agreement.

Under the Sale Agreement, Jefferies may sell shares of the Company’s common stock by any method permitted by law deemed to be an “at-the-market” offering as defined in Rule 415 of the Securities Act of 1933, as amended, subject to the terms of the Sale Agreement.

During the six months ended June 30, 2026, the Company sold 5,358,318 shares of common stock pursuant to the Sale Agreement for total net proceeds of $140.0 million, net of commissions and offering costs. As of June 30, 2026, the Company has approximately $229.1 million remaining for future issuances of common stock pursuant to the Sale Agreement.

ARRIVENT BIOPHARMA, INC.

NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS

July 2025 Public Offering

On July 3, 2025, the Company closed an underwritten public offering in which the Company issued and sold an aggregate of 3,059,615 shares of its common stock, including the exercise in full of the underwriters’ option to purchase 576,923 additional shares of common stock, at a public offering price of $19.50 per share, and, in lieu of shares of common stock to certain investors, pre-funded warrants to purchase up to 1,363,469 shares of common stock at a public offering price of $19.4999 per pre-funded warrant, which represents the per share public offering price for the shares less the $0.0001 per share exercise price for each pre-funded warrant.  The pre-funded warrants were recorded as a component of shareholders’ equity within additional paid-in-capital and have no expiration date. As of June 30, 2026, 400,000 of the pre-funded warrants have been exercised.  The proceeds to the Company of this July 2025 offering, net of underwriting discounts, commissions, and other expenses were $80.5 million.

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

(11) Debt

On May 8, 2025, the Company entered into a Loan and Security Agreement (the “Loan Agreement”) between the Company, as borrower (the “Borrower”) and Silicon Valley Bank, a Division of First-Citizens Bank & Trust Company (the “Bank”), pursuant to which, the Bank agreed to extend up to $75.0 million to the Company (the “Term Loan”), consisting of: (i) a first tranche commitment of $35.0 million to be drawn at the Company’s option, subject to the satisfaction of certain conditions, (ii) a second tranche commitment of up to $15.0 million to be drawn at the Company’s option, subject to the satisfaction of certain conditions, and (iii) at the Company’s option, subject to the satisfaction of certain conditions, a third tranche commitment of $25.0 million. If not drawn, each tranche commitment is subject to an expiration date. In March 2026, the Company entered into an amendment of the Loan Agreement in which one of the conditions of the second tranche commitment was eliminated. No amounts have been drawn on this Term Loan as of June 30, 2026.

The Term Loan matures on March 1, 2030 (or, if the Borrower does not satisfy certain conditions, on March 1, 2029) unless otherwise accelerated following the occurrence and continuation of an event of default pursuant to the terms of the Loan Agreement. Amounts borrowed under the Term Loan bear interest at a variable annual rate equal to the greater of (i) 6.00%, and (ii) (A) the Prime Rate, minus (B) 0.75%. The Borrower may, at its option, prepay the Term Loan subject to a prepayment premium.

The Borrower’s obligations are secured by a first priority, perfected lien on substantially all the property and assets of the Borrower, except for intellectual property (other than the security interest in proceeds from any intellectual property) and certain other customary excluded assets as set forth therein.

(12) Subsequent Event

On August 11, 2026, the Company entered into a Collaboration and License Agreement (the “Allist License Agreement”) with Allist, pursuant to which the Company granted Allist a right to develop and commercialize ARR-002 in Greater China, which includes mainland China, Hong Kong, Macau and Taiwan (the “Licensed Territory”), subject to the Company’s retained right to manufacture ARR-002 in the Licensed Territory. The Allist License Agreement also includes a Clinical Collaboration Agreement, under which the Company and Allist collaborate on certain global clinical

ARRIVENT BIOPHARMA, INC.

NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS

studies of ARR-002, and a Clinical Supply Agreement under which the Company is responsible for supplying ARR-002 for the initial joint global clinical study.

Under the Allist License Agreement, the Company granted to Allist an exclusive, sublicensable, royalty-bearing license under certain intellectual property owned or controlled by the Company, to research, develop, manufacture, and commercialize ARR-002 for the diagnosis, prophylaxis and treatment of diseases and conditions in the Licensed Territory, subject to the Company’s retained right to manufacture ARR-002 in the Licensed Territory. The Company retains all rights to ARR-002 outside the Licensed Territory, including all development and commercialization rights. Under the Allist License Agreement, the Company may be entitled to receive payments totaling as much as $80.6 million, comprised of a one-time upfront payment and additional payments upon achievement of certain defined development, regulatory, and sales milestones, as well as tiered royalties in mid-single digit to low-double digit percentages on annual net sales of licensed products in the Licensed Territory.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations together with our interim financial statements and related notes appearing elsewhere in this Quarterly Report and the audited financial information and the notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, which was filed with the SEC on March 5, 2026 (Annual Report). Some of the information contained in this discussion and analysis or set forth elsewhere, including information with respect to our plans and strategy for our business and related financing, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in the “Risk Factors” sections of this Quarterly Report as well as our Annual Report, our actual results could differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. You should carefully read the “Risk Factors” sections of this Quarterly Report and our Annual Report to gain an understanding of the important factors that could cause actual results to differ materially from our forward-looking statements. Please also see the section titled “Special Note Regarding Forward-Looking Statements” included elsewhere in this Quarterly Report. Investors and others should note that we routinely use the Investor Relations section of our website to announce material information to investors and the marketplace. While not all of the information that we post on the Investor Relations section of our website is of a material nature, some information could be deemed to be material. Accordingly, we encourage investors, the media, and others interested in us to review the information that we share on the Investor Relations section of our website, https://ir.arrivent.com/.

Overview

We are a clinical-stage biopharmaceutical company dedicated to the identification, development and commercialization of differentiated medicines to address the unmet medical needs of patients with cancers. We seek to utilize our team’s deep drug development experience to maximize the potential of our lead product candidate, firmonertinib, and advance a pipeline of novel therapeutics, such as next-generation antibody drug conjugates, including ARR-217 (“MRG007”) through approval and commercialization in patients suffering from cancer, with an initial focus on solid tumors. Firmonertinib is currently being evaluated in multiple clinical trials across a range of epidermal growth factor receptor mutations (“EGFRm”) in non-small cell lung cancer (“NSCLC”). We are conducting a pivotal Phase 3 clinical trial of firmonertinib in treatment naïve, or first-line, patients with locally advanced or metastatic EGFRm NSCLC with exon 20 insertion mutations and a pivotal Phase 3 clinical trial of firmonertinib in first-line patients with locally advanced or metastatic EGFRm NSCLC with P-loop and alpha-c-helix compressing (“PACC”) mutations. We are also conducting a Phase 1 clinical trial of ARR-217 in patients with unresectable locally advanced or metastatic solid tumors.

We received Breakthrough Therapy Designation (“BTD”) for firmonertinib for first line EGFRm NSCLC with exon 20 insertion from the United States Food and Drug Administration (“FDA”) in October 2023, and Orphan Drug Designation for treatment of NSCLC with EGFRm or human epidermal growth factor receptor 2 mutations or human epidermal growth factor receptor 4 mutations in February 2024. A product candidate can receive BTD if preliminary clinical evidence indicates that the product candidate, alone or in combination with one or more other drugs, may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. For drugs that have been designated as Breakthrough Therapies, interaction and communication between the FDA and the sponsor can help to identify the most efficient path for development although BTD may not result in a faster development process, review or approval and does not increase the likelihood that the product candidate will ultimately receive FDA approval for any indication.

In 2021, we licensed from Allist the right to develop and commercialize firmonertinib worldwide, with the exception of greater China, which includes mainland China, Hong Kong, Macau and Taiwan. Firmonertinib is an investigational, novel, epidermal growth factor receptor (“EGFR”) mutant-selective tyrosine kinase inhibitor (“TKI”) that we are developing for the treatment of NSCLC patients across a broader set of EGFRm than are currently served by approved EGFR TKIs. Firmonertinib is currently approved and commercially distributed by Shanghai Allist Pharmaceuticals Co. Ltd. (“Allist”) in China as a first-line therapy to treat classical EGFRm NSCLC and Allist recently received accelerated approval in China for second-line therapy to treat EGFRm exon 20 NSCLC. The FDA has not approved firmonertinib for any use. We selected firmonertinib for global development against nonclassical, or uncommon, mutations based on preliminary reductions in tumor size observed in seven out of ten patients in first-line treatment with EGFR exon 20 insertion mutations treated with firmonertinib in the ongoing Phase 1b clinical trial, the FAVOUR trial, conducted by Allist in China, and preclinical activity in EGFR PACC mutations, each a subtype of uncommon mutation. In a subsequent interim data readout from the FAVOUR trial of firmonertinib in first-line patients with locally advanced or metastatic EGFRm NSCLC with exon 20 insertion mutations who were administered a 240 mg once-daily dose of firmonertinib, 79% of patients (n=22 out of 28 patients) were observed to experience a reduction in tumor size of at least 30%, as measured by blinded independent central review utilizing Response Evaluation Criteria in Solid Tumors 1.1 criteria. In the same interim data readout, those 79% of patients were observed to experience a 15.2-month median duration of response (“DOR”). In a final analysis from the Phase 1b FURTHER trial of firmonertinib, which included a cohort of EGFRm NSCLC with PACC mutations, we observed 16.0 months median progression-free survival with firmonertinib 240 mg in first-line, confirmed overall response rate (“ORR”) 68.2% (n=15 out of 22 1L patients at 240 mg) and DOR 14.6 months, and confirmed central nervous system responses with firmonertinib, including complete responses. Interim results may not be indicative of final results; however, we believe these interim clinical results underscore firmonertinib’s potential in patients whose tumors contain an uncommon EGFRm.

As one of the most prevalent cancers in the world, lung cancer imposes a significant global burden on human health, and EGFRm NSCLC represents a significant proportion of those affected. Despite progress in the therapeutic landscape for EGFRm NSCLC, many patients, particularly those with uncommon mutations, such as exon 20 insertions or PACC mutations, are underserved by existing treatments.

In May 2026 we announced clearance of a U.S. investigational new drug (“IND”) application by the FDA for ARR-002, a potential first-in-class MUC16/NaPi2b dual-targeting tetravalent antibody-drug conjugate (“ADC”) with an initial focus in ovarian and endometrial cancers and broader therapeutic potential across solid tumors. We have initiated our Phase 1 trial with the first patient expected to be dosed in the second half of 2026.

We have entered into the Global Technology Transfer and License Agreement (the “Allist License Agreement”), pursuant to which, we have, among other things, secured an exclusive, royalty bearing and sublicensable license under certain intellectual property, including patents and know-how, owned or controlled by Allist to develop and commercialize any product containing firmonertinib or any of its salts or derivatives as an active ingredient of a product, which is led by a joint collaboration committee, comprising representatives from both Allist and us. Under the Allist License Agreement, we are obligated to pay Allist milestone payments up to an aggregate of $765.0 million upon the achievement of certain development, regulatory and sales milestone events as set forth in the Allist License Agreement. We are also obligated under the Allist License Agreement to pay Allist tiered royalties based on net sales of Licensed Products (as defined in the Allist License Agreement). See “Business — Licenses, Partnerships and Collaborations —Allist Agreements” in our Annual Report.

In January 2025, we entered into the Exclusive License Agreement (the “Lepu Biopharma Agreement”) with Lepu Biopharma Co., Ltd. (“Lepu”), pursuant to which we have, among other things, secured an exclusive, royalty bearing and sublicensable license under certain intellectual property, including patents and know-how, owned or controlled by Lepu to develop and commercialize any product containing ARR-217 or the antibody component of ARR-217. Further, we are obligated to pay Lepu milestone payments up to an aggregate of approximately $1.17 billion upon the achievement of certain development, regulatory and sales milestone events as set forth in the Lepu Biopharma Agreement. We are also obligated under the Lepu Biopharma Agreement to pay Lepu tiered royalties based on net sales of Licensed Products, as defined in the Lepu Biopharma Agreement. See “Business — Licenses, Partnerships and Collaborations — Lepu Biopharma Agreement” in our Annual Report. During the third quarter of 2025, Lepu dosed the first patient in the Phase 1 study for ARR-217 in patients with unresectable locally advanced or metastatic solid tumors. In March 2026, we dosed our first patient in the ongoing Phase 1 study in partnership with Lepu.

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

We have incurred significant operating losses since our inception and have not yet generated any revenue. Our net losses were $93.2 million and $95.8 million for the six months ended June 30, 2026 and 2025, respectively. As of June 30, 2026, we had an accumulated deficit of $497.9 million. Our net losses may fluctuate significantly from quarter-to-quarter and year-to-year, depending on the timing of our preclinical studies, clinical trials and our expenditures on other research and development activities. We expect to continue to incur losses for the foreseeable future. We anticipate these losses will increase substantially as we:

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

We believe that our current and future competition for resources and eventually for customers comes from companies that are commercializing or developing candidates targeting EGFRm-positive NSCLC, including, but not limited to, AstraZeneca, Johnson & Johnson, Blossom Hill Therapeutics, Dizal Pharmaceutical, Oric Pharmaceuticals,

Black Diamond Therapeutics, Inc., Cullinan Therapeutics, Inc., Taiho Pharmaceutical Co., Ltd., Boehringer Ingelheim, and Bayer AG. In March 2024 and October 2024, chemotherapy in combination with the anti-EGFR anti-mesenchymal epithelial transition factor receptor bispecific antibody amivantamab was approved in the United States and Europe, respectively, for first line EGFRm NSCLC patients with exon 20 insertion mutations. In January 2025, Taiho Therapeutics and Cullinan Therapeutics announced that their study of the oral EGFR inhibitor zipalertinib met the primary endpoint in a Phase 2b clinical trial of patients in second or later line NSCLC patients with EGFR exon 20 insertion mutations and in April 2026 announced a February 27, 2027 Prescription Drug User Fee Act (“PDUFA”) target action date for the New Drug Application (“NDA”) filed for that indication. In July 2025, Dizal Pharmaceutical announced the FDA approval of sunvozertinib in second or later line NSCLC patients with EGFR exon 20 insertion mutations. In March 2026, Dizal Pharmaceutical reported topline data from the study of sunvozertinib as first line treatment for NSCLC patients with EGFR exon 20 insertion mutations. In July 2026, AstraZeneca announced it had entered into an exclusive global license agreement for sunvozertinib and that a Supplemental NDA for the first line setting has been submitted to the FDA and China’s Center for Drug Evaluation.

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

Research and development costs include:

●	salaries, payroll taxes, employee benefits and stock-based compensation expenses for those individuals involved in research and development efforts;
●	external research and development costs incurred under agreements with contract research organizations (“CROs”) and consultants to conduct our clinical trials and other preclinical studies;
●	costs related to manufacturing our product candidates, including fees paid to third-party manufacturers and raw material suppliers;
●	license fees and research funding; and
●	other allocated expenses, which include direct and allocated expenses, insurance, equipment and other supplies.

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

Interest and Investment Income

Interest and investment income consists of interest earned on our cash, cash equivalents and investments and the accretion of premiums and amortization of discounts on investments.

Results of Operations

Comparison of the Three Months Ended June 30, 2026 and 2025

The following table summarizes our results of operations for the three months ended June 30, 2026 and 2025:

	Three Months Ended June 30,
(in thousands)	2026	2025	Change
Operating expenses:
Research and development	$42,339	$27,720	$14,619
General and administrative	10,352	5,903	4,449
Total operating expenses	52,691	33,623	19,068
Operating loss	(52,691)	(33,623)	(19,068)
Interest and investment income	2,798	2,224	574
Net loss	$(49,893)	$(31,399)	$(18,494)

Research and Development

We track outsourced clinical and preclinical costs and other external research and development costs associated with our lead product candidate, firmonertinib, and other early-stage programs. In the table below, Phase 3 trials includes costs incurred associated with the FURVENT and ALPACCA trials. We do not track internal research and development costs by product candidate. The following table summarizes our research and development expenses for the three months ended June 30, 2026 and 2025:

	Three Months Ended June 30,
(in thousands)	2026	2025	Change
Firmonertinib:
FURTHER	$1,612	$2,848	$(1,236)
FAVOUR	96	71	25
Phase 3 Trials	14,792	9,790	5,002
Other Firmonertinib costs	1,447	3,773	(2,326)
Total Firmonertinib	17,947	16,482	1,465
Early-stage programs	13,383	3,625	9,758
Personnel-related and other internal costs	11,009	7,613	3,396
Total research and development expenses	$42,339	$27,720	$14,619

Research and development expenses were $42.3 million and $27.7 million for the three months ended June 30, 2026 and 2025, respectively. The increase of $14.6 million was primarily due to a $9.8 million increase in costs related to early-stage programs, $3.4 million increase in personnel-related costs due to increased headcount, and a $1.5 million increase in total costs related to our lead product candidate, firmonertinib. Costs related to firmonertinib increased as a result of increased costs of $5.0 million related to our Phase 3 trials, primarily related to the ongoing ALPACCA clinical trial, partially offset by a $1.2 million decrease in costs related to our FURTHER trial, and decreases in costs of $2.3 million related to other firmonertinib costs due to the timing of costs incurred with outside service providers and consultants.

General and Administrative

General and administrative expenses were $10.4 million and $5.9 million for the three months ended June 30, 2026 and 2025, respectively. The increase of $4.4 million was due primarily to increases in personnel-related costs, including increases in headcount, and consultant costs to support the growth in the overall business.

Interest and Investment Income

Interest income was $2.8 million and $2.2 million for the three months ended June 30, 2026 and 2025, respectively. The increase in interest income is due primarily to increased average invested balances.

Comparison of the Six Months Ended June 30, 2026 and 2025

The following table summarizes our results of operations for the six months ended June 30, 2026 and 2025:

	Six Months Ended June 30,
(in thousands)	2026	2025	Change
Operating expenses:
Research and development	$79,957	$89,009	$(9,052)
General and administrative	18,844	11,386	7,458
Total operating expenses	98,801	100,395	(1,594)
Operating loss	(98,801)	(100,395)	1,594
Interest and investment income	5,588	4,609	979
Net loss	$(93,213)	$(95,786)	$2,573

Research and Development

We track outsourced clinical and preclinical costs and other external research and development costs associated with our lead product candidate, firmonertinib, and other early-stage programs. In the table below, Phase 3 trials includes costs incurred associated with the FURVENT and ALPACCA trials. We do not track internal research and development costs by product candidate. The following table summarizes our research and development expenses for the six months ended June 30, 2026 and 2025:

	Six Months Ended June 30,
(in thousands)	2026	2025	Change
Firmonertinib:
FURTHER	$3,350	$5,443	$(2,093)
FAVOUR	427	73	354
Phase 3 Trials	23,922	19,235	4,687
Other Firmonertinib costs	5,331	6,034	(703)
Total Firmonertinib	33,030	30,785	2,245
Early-stage programs	25,690	44,606	(18,916)
Personnel-related and other internal costs	21,237	13,618	7,619
Total research and development expenses	$79,957	$89,009	$(9,052)

Research and development expenses were $80.0 million and $89.0 million for the six months ended June 30, 2026 and 2025, respectively. The decrease of $9.1 million was primarily due to an $18.9 million decrease in costs related to early-stage programs, offset by a $7.6 million increase in personnel-related costs due to increased headcount, and a $2.3 million increase in total costs related to our lead product candidate, firmonertinib. Costs related to firmonertinib increased as a result of increased costs of $4.7 million related to our Phase 3 trials, primarily related to the ongoing ALPACCA clinical trial, partially offset by a decrease in costs related to our FURVENT clinical trial due primarily to completion of enrollment of patients in the trial as well as decreases in costs of $0.7 million related to other firmonertinib costs. The decrease in early-stage program costs was due to a one-time $40 million up-front payment made to a collaboration partner during the six months ended June 30, 2025.

General and Administrative

General and administrative expenses were $18.8 million and $11.4 million for the six months ended June 30, 2026 and 2025, respectively. The increase of $7.5 million was due primarily to increases in personnel-related costs, including increases in headcount, and consultant costs to support the growth in the overall business.

Interest and Investment Income

Interest income was $5.6 million and $4.6 million for the six months ended June 30, 2026 and 2025, respectively. The increase in interest income is due primarily to increased average invested balances.

Liquidity and Capital Resources

Sources of Liquidity

To date, we have financed our operations primarily through public and private equity financings, including our initial public offering of common stock in the first quarter of 2024, from which we received aggregate net proceeds of $183.2 million, our "at-the-market" offering, and our underwritten public offering of common stock and pre-funded warrants in July 2025. Prior to becoming a public company, we raised $305.0 million in gross proceeds from the sale of our convertible preferred stock. As of June 30, 2026, we had cash and cash equivalents and short-term investments of $373.1 million.

On February 3, 2025, we filed an automatic shelf registration statement on Form S-3ASR (File No. 333-284661) with the SEC. The shelf registration statement consists of (i) a base prospectus pursuant to which we may offer and sell, from time to time, any combination of shares of our common stock, shares of our preferred stock, various series of debt securities, warrants, rights, and units to purchase any of such securities in one or more registered offerings, and (ii) a prospectus supplement (the “2025 Prospectus Supplement”) pursuant to which we may offer and sell, from time to time, up to $250.0 million of shares of common stock in "at-the-market" offerings through Jefferies LLC (“Jefferies”) as our sales agent (the “ATM Program”). On May 11, 2026, we filed a prospectus supplement (the “2026 Prospectus Supplement”) to the shelf registration with respect to our ATM program. Pursuant to the 2026 Prospectus Supplement, we may offer and sell shares of our common stock having an aggregate offering price of up to an additional $250.0 million, through Jefferies acting as our sales agent. During the six months ended June 30, 2026, we sold 5,358,318 shares of common stock pursuant to the ATM Program for total net proceeds of $140.0 million, net of commissions and offering costs. As of June 30, 2026, we have approximately $229.1 million remaining for future issuances of common stock pursuant to the ATM Program. There has been no material change in the planned use of proceeds as described in the shelf registration statement. None of the offering expenses were paid or payable, directly or indirectly, to our directors, officers, or persons owning 10% or more of any class of equity securities or to our affiliates.

In May 2025, we entered into a $75.0 million loan and security agreement with Silicon Valley Bank, a division of First Citizens Bank & Trust Company, and amended the loan and security agreement in March 2026. The credit facility provides the right, but not the obligation, to draw up to $75.0 million of capital, of which $50.0 million will be available if certain conditions and milestones are met. No amounts have been drawn on this facility at the date of this Quarterly Report.

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

We believe that our existing cash and cash equivalents and short-term investments as of June 30, 2026 will be sufficient to meet our anticipated cash requirements through at least twelve months from the issuance date of these financial statements. However, our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially. We have based this estimate on assumptions that may prove to be wrong, and we could deplete our capital resources sooner than we expect.

Our future capital requirements will depend on many factors, including:

●	the initiation, progress, timing, costs and results of drug discovery, preclinical studies and clinical trials of our lead product candidate, firmonertinib, and any other product candidates;
●	the number and characteristics of product candidates that we pursue;
●	the outcome, timing and costs of seeking regulatory approvals;
●	the cost of manufacturing firmonertinib, if approved, and our other current or future product candidates for clinical trials in preparation for marketing approval and in preparation for commercialization;
●	the costs of any third-party products used in our combination clinical trials that are not covered by such third party or other sources;
●	the costs associated with hiring additional personnel and consultants as our preclinical and clinical activities increase;
●	the receipt of marketing approval and revenue received from any potential commercial sales of firmonertinib or other product candidates;
●	the cost of commercialization activities for firmonertinib and our other current or future product candidates we develop if we receive marketing approval, including marketing, sales and distribution costs;
●	the emergence of competing therapies and other adverse market developments;
●	the ability to establish and maintain strategic licensing or other arrangements and the financial terms of such agreements;
●	the costs involved in preparing, filing, prosecuting, maintaining, expanding, defending and enforcing patent claims, including litigation costs and the outcome of such litigation;
●	the extent to which we in-license or acquire other products and technologies; and
●	the costs of operating as a public company.

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

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Six Months Ended June 30,
(in thousands)	2026	2025
Net cash (used in) provided by:
Operating activities	$(81,473)	$(94,132)
Investing activities	49,654	50,731
Financing activities	140,961	81,873
Net increase in cash and cash equivalents	$109,142	$38,472

Operating Activities

Net cash used in operating activities was $81.5 million for the six months ended June 30, 2026 reflecting our net loss of $93.2 million and $1.1 million in accretion of bond discounts. These decreases were partially offset by $12.2 million in stock-based compensation and a change of $0.7 million in our operating assets and liabilities primarily attributable to the timing in which we pay our vendors for research and development activities.

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

Investing Activities

Net cash provided by investing activities for the six months ended June 30, 2026 was $49.7 million, and included $78.4 million of purchases of investments, offset by $128.0 million of maturities of investments.

Net cash of $50.7 million was provided by investing activities for the six months ended June 30, 2025, and included $31.4 million of purchases of investments, offset by $82.1 million of maturities of investments.

Financing Activities

Net cash provided by financing activities was $141.0 million for the six months ended June 30, 2026. This was due to $140.0 million of proceeds from sales of common stock, net of expenses, and $1.0 million of stock option exercises.

Net cash provided by financing activities was $81.9 million for the six months ended June 30, 2025. This was due to $81.9 million of proceeds from sales of common stock, net of expenses, and $0.4 million of stock option exercises, offset by payments of deferred financing costs.

Contractual Obligations and Commitments

As of June 30, 2026, except for an operating lease, we did not have any long-term obligations, capital lease obligations, purchase obligations or long-term liabilities. We enter into contracts in the normal course of business with third-party CROs and clinical trial sites for our clinical trials, and with supply vendors for other services and products for operating purposes. These contracts generally provide for termination after a notice period, and, therefore, are cancelable contracts. Amounts related to contingent milestone payments under our license and collaboration agreements are not yet considered contractual obligations as they are contingent on the successful achievement of certain clinical, regulatory and commercial milestones.

We also have commitments for obligations under our agreements with collaboration partners. Under these agreements we are required to make milestone payments upon successful completion of certain clinical, regulatory, development, sales and commercial milestones. Additionally, we are required to make royalty payments in connection with the sale of products developed under these agreements. With the exception of $11.0 million in total developmental milestones payable, because the achievement of other milestones and royalties is not probable as of June 30, 2026, such contingencies have not been recorded in our financial statements. For additional information regarding our agreements, see Note 8 to our accompanying financial statements in Part I, Item 1 of this Quarterly Report.

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

There have been no changes to our critical accounting policies from those described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Significant Judgments and Use of Estimates” included in the Annual Report.

JOBS Act and Emerging Growth Company Status

As an emerging growth company under the Jumpstart Our Business Startups (“JOBS”) Act, we can take advantage of an extended transition period for complying with new or revised accounting standards. This allows an emerging growth company to delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected to use the extended transition period for complying with new or revised accounting standards and as a result of this election, our financial statements may not be comparable to companies that comply with public company effective dates. We intend to rely on other exemptions provided by the JOBS Act, including without limitation, not being required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act.

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

As of June 30, 2026, we conducted an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15(d)-15(e) promulgated under the Exchange Act. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of the end of the period covered by this Quarterly Report.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may be subject to legal proceedings. On July 22, 2026, we received a notice from the United States Patent and Trademark Office (“USPTO”) that the USPTO has granted a request for ex parte reexamination (“Request”) of U.S. Reissue Patent No. 48,687 (“the RE ’687 Patent”). The RE ’687 Patent is one of several U.S. patents covering firmonertinib and claims certain compounds or pharmaceutically acceptable salts thereof, including firmonertinib and pharmaceutically acceptable salts thereof. The Request was submitted by an anonymous third party and alleges that the claims of the RE ’687 Patent are obvious over asserted prior art and are therefore unpatentable. We believe the Request lacks merit and will vigorously defend the patentability of the claims of the RE ’687 Patent during ex parte reexamination. We cannot predict the outcome of the ex parte reexamination proceeding, which could result in all or some of the claims being confirmed as patentable, narrowed, or cancelled as deemed unpatentable. Our other United States patents and pending patent applications covering firmonertinib are not subject to the ex parte reexamination. Regardless of outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources, and other factors.

Other than the foregoing, we are not currently a party to or aware of any proceedings that we believe will have, individually or in the aggregate, a material adverse effect on our business, financial condition or results of operations.

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

Our patent rights may be subject to priority, validity, inventorship and enforceability disputes. Legal proceedings relating to intellectual property claims, with or without merit, are unpredictable and generally expensive and time-consuming and likely to divert significant resources from our core business, including distracting our management and scientific personnel from their normal responsibilities and generally harm our business. If we or our licensors are unsuccessful in any of these proceedings, such patents and patent applications may be narrowed, invalidated, cancelled, or held unenforceable. In July 2026, we received a notice from the USPTO that the USPTO has granted the Request of the RE ’687 Patent. We believe the Request lacks merit and will vigorously defend the patentability of the claims of the RE ’687 Patent during ex parte reexamination. We cannot predict the outcome of the ex parte reexamination proceeding, which could result in all or some of the claims being confirmed as patentable, narrowed, or cancelled as deemed unpatentable. If we are unsuccessful in defending the RE ‘687 Patent and the claims of the RE ‘687 Patent are narrowed or cancelled during ex parte reexamination, it could have a material adverse effect on our business, financial condition, results of operations and prospects. Regardless of outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources, and other factors.

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

We did not repurchase any of our equity securities during the quarter ended June 30, 2026.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

Rule 10b5-1 Trading Plans

During the fiscal quarter ended June 30, 2026, none of our directors or executive officers adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement” as defined in Item 408(c) of Regulation S-K.

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

ARRIVENT BIOPHARMA, INC.

Date: August 12, 2026	By:	/s/ Zhengbin (Bing) Yao, Ph.D.
Zhengbin (Bing) Yao, Ph.D.
Chairman, President and Chief Executive Officer
(principal executive officer)

Date: August 12, 2026	By:	/s/ Winston Kung
Winston Kung
Chief Financial Officer and Treasurer
(principal financial officer and principal accounting officer)