Form 10-Q
period 2026-09-30
ArriVent BioPharma, Inc.
filed 2026-11-09
CIK 1868279

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Transition Period FromTo

Commission file number: 001-41929

ARRIVENT BIOPHARMA, INC.

(Exact name of registrant as specified in its charter)

Delaware	86-3336099
(State or Other Jurisdiction of incorporation or Organization)	(I.R.S. Employer Identification No.)

18 Campus Boulevard Suite 100, Newtown Square, PA	19073
(Address of principal executive offices)	(Zip Code)

(628) 277-4836

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Name Of Each Exchange
Title of Each Class	Trading Symbol(s)	On Which Registered
Common Stock, $0.0001 Par Value per Share	AVBP	The Nasdaq Global Market

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The number of outstanding shares of the registrant’s common stock as of November 5, 2026 was 51,723,074.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (“Quarterly Report”) contains forward-looking statements that involve risks and uncertainties. All statements other than statements of historical facts contained in this Quarterly Report, including statements regarding our future results of operations and financial position, business strategy, plans for our product candidates, planned preclinical studies and clinical trials, results of clinical trials, future research and development costs, regulatory approvals, timing and likelihood of success, as well as plans and objectives of management for future operations, are forward-looking statements. These statements involve known and unknown risks, uncertainties and other important factors that are in some cases beyond our control and may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements.

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

These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those described in the “Risk Factors” section and elsewhere in this Quarterly Report and in the “Risk Factors” section contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, filed with the Securities and Exchange Commission (the “SEC”) on March 5, 2026. Moreover, we operate in a very competitive and rapidly changing environment, and new risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this Quarterly Report may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

ARRIVENT BIOPHARMA, INC.

CONDENSED BALANCE SHEETS

(in thousands, except share and per share data)

(Unaudited)

	September 30,	December 31,
	2026	2025
Assets
Current assets:
Cash and cash equivalents	$113,583	$45,540
Short-term investments	279,640	267,281
Prepaid expenses and other current assets	23,392	20,076
Total current assets	416,615	332,897
Right of use assets – operating leases	302	13
Deferred offering costs	38	69
Other assets	134	190
Total assets	$417,089	$333,169

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,615	$5,934
Accrued expenses	20,742	19,997
Operating lease liabilities	256	14
Total liabilities	23,613	25,945

Commitments and contingencies (Note 8)

Stockholders’ equity:
Preferred stock $0.0001 par value, 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock $0.0001 par value, 200,000,000 shares authorized; 51,212,170 and 42,452,251 shares issued and outstanding at September 30, 2026 and December 31, 2025, respectively	5	4
Additional paid-in capital	932,104	711,847
Accumulated deficit	(538,167)	(404,641)
Accumulated other comprehensive income (loss)	(466)	14
Total stockholders’ equity	393,476	307,224
Total liabilities and stockholders’ equity	$417,089	$333,169

The accompanying notes are an integral part of the unaudited interim financial statements.

ARRIVENT BIOPHARMA, INC.

CONDENSED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE LOSS

(in thousands, except share and per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025

Collaboration revenue	$5,000	$—	$5,000	$—

Operating expenses:
Research and development	38,897	32,167	118,853	121,176
General and administrative	9,479	6,149	28,324	17,535
Total operating expenses	48,376	38,316	147,177	138,711
Operating loss	(43,376)	(38,316)	(142,177)	(138,711)
Interest and investment income	3,063	3,338	8,651	7,947
Net loss	(40,313)	(34,978)	(133,526)	(130,764)
Unrealized gain (loss) on investments	(199)	226	(480)	419
Total other comprehensive gain (loss)	(199)	226	(480)	419
Total comprehensive loss	$(40,512)	$(34,752)	$(134,006)	$(130,345)

Share information:
Net loss per share attributable to common stockholders, basic and diluted	$(0.81)	$(0.83)	$(2.82)	$(3.54)
Weighted-average shares of common stock outstanding, basic and diluted	49,526,356	41,912,905	47,425,424	36,968,978

The accompanying notes are an integral part of the unaudited interim financial statements.

ARRIVENT BIOPHARMA, INC.

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(in thousands, except share data)

(Unaudited)

				Accumulated
			Additional	Other
	Common stock		paid-in	Comprehensive	Accumulated
	Shares	Amount	capital	(Loss)	deficit	Total
Balance January 1, 2026	42,452,251	$4	$711,847	$14	$(404,641)	$307,224
Issuance of common stock, net of issuance costs of $2,418	2,425,495	1	54,724	—	—	54,725
Exercise of stock options	31,195	—	150	—	—	150
Exercise of pre-funded warrants	400,000	—	—	—	—	—
Stock-based compensation expense	—	—	5,485	—	—	5,485
Unrealized loss on investments	—	—	—	(284)	—	(284)
Net loss	—	—	—	—	(43,320)	(43,320)
Balance March 31, 2026	45,308,941	5	772,206	(270)	(447,961)	323,980
Issuance of common stock, net of issuance costs of $2,509	2,932,823	—	85,234	—	—	85,234
Exercise of stock options	77,827	—	852	—	—	852
Stock-based compensation expense	—	—	6,665	—	—	6,665
Unrealized gain on investments	—	—	—	3	—	3
Net loss	—	—	—	—	(49,893)	(49,893)
Balance, June 30, 2026	48,319,591	5	864,957	(267)	(497,854)	366,841
Issuance of common stock, net of issuance costs of $1,574	1,960,142	—	59,658	—	—	59,658
Exercise of stock options	32,437	—	605	—	—	605
Exercise of pre-funded warrants	900,000	—	—	—	—	—
Stock-based compensation expense	—	—	6,884	—	—	6,884
Unrealized loss on investments	—	—	—	(199)	—	(199)
Net loss	—	—	—	—	(40,313)	(40,313)
Balance, September 30, 2026	51,212,170	$5	$932,104	$(466)	$(538,167)	$393,476

The accompanying notes are an integral part of the unaudited interim financial statements.

ARRIVENT BIOPHARMA, INC.

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(in thousands, except share data)

(Unaudited)

				Accumulated
			Additional	Other
	Common stock		paid-in	Comprehensive	Accumulated
	Shares	Amount	capital	(Loss)	deficit	Total
Balance January 1, 2025	33,706,765	$3	$496,195	$(211)	$(238,333)	$257,654
Issuance of common stock, net of issuance costs of $858	264,458	1	6,516	—	—	6,517
Exercise of stock options	69,773	—	293	—	—	293
Stock-based compensation expense	—	—	2,271	—	—	2,271
Unrealized gain on investments	—	—	—	194	—	194
Net loss	—	—	—	—	(64,387)	(64,387)
Balance March 31, 2025	34,040,996	4	505,275	(17)	(302,720)	202,542
Issuance of common stock, net of issuance costs of $2,395	3,428,766	—	75,341	—	—	75,341
Exercise of stock options	20,677	—	76	—	—	76
Stock-based compensation expense	—	—	3,311	—	—	3,311
Unrealized loss on investments	—	—	—	(1)	—	(1)
Net loss	—	—	—	—	(31,399)	(31,399)
Balance, June 30, 2025	37,490,439	4	584,003	(18)	(334,119)	249,870
Issuance of common stock, net of issuance costs of $5,825	3,339,581	—	86,091	—	—	86,091
Exercise of stock options	22,292	—	74	—	—	74
Stock-based compensation expense	—	—	3,716	—	—	3,716
Unrealized gain on investments	—	—	—	224	—	224
Net loss	—	—	—	—	(34,978)	(34,978)
Balance, September 30, 2025	40,852,312	$4	$673,884	$206	$(369,097)	$304,997

The accompanying notes are an integral part of the unaudited interim financial statements.

ARRIVENT BIOPHARMA, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Nine Months Ended
	September 30,
	2026	2025
Cash flows from operating activities:
Net loss	$(133,526)	$(130,764)
Adjustment to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	19,034	9,298
Amortization (accretion) of bond premiums/discounts	(1,727)	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(3,444)	(12,836)
Other assets	87	—
Accounts payable	(3,304)	2,149
Accrued expenses	745	2,239
Operating lease liabilities	(48)	(16)
Net cash used in operating activities	(122,183)	(129,930)
Cash flows from investing activities:
Purchase of investments	(204,596)	(121,754)
Sales and maturities of investments	193,598	121,725
Net cash used in investing activities	(10,998)	(29)
Cash flows from financing activities:
Proceeds from issuance of common stock, net of issuance costs	199,616	167,973
Proceeds from the exercise of stock options	1,608	418
Payment of deferred financing costs	—	(53)
Net cash provided by financing activities	201,224	168,338

Net increase in cash and cash equivalents	68,043	38,379
Cash and cash equivalents at beginning of the year	45,540	74,293
Cash and cash equivalents at end of the year	$113,583	$112,672

Supplemental disclosures of non-cash financing and investing activities
Deferred offering costs transferred to additional paid-in-capital	$—	$300

The accompanying notes are an integral part of the unaudited interim financial statements.

ARRIVENT BIOPHARMA, INC.

NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS

(1)	Background

ArriVent BioPharma, Inc., a Delaware corporation (the “Company”), founded on April 14, 2021, is a clinical-stage biopharmaceutical company focused on identifying, licensing and globalizing top biopharma innovations from around the world to deliver important medicines to patients. In June 2021, the Company entered into a license agreement with Shanghai Allist Pharmaceuticals Co., Ltd. (“Allist”) which granted the Company an exclusive license under certain intellectual property owned or controlled by Allist to develop, manufacture and commercialize any product containing firmonertinib as an active ingredient, for all uses, in all countries and territories other than mainland China, Hong Kong, Macau and Taiwan (“Greater China”). In January 2025, the Company entered into a license agreement with Lepu Biopharma Co., Ltd. (“Lepu”) which granted the Company licenses under certain intellectual property owned or controlled by Lepu to develop, manufacture and commercialize any product containing ARR-217 outside Greater China. Firmonertinib is a third-generation tyrosine kinase inhibitor currently being evaluated in multiple clinical trials across a range of epidermal growth factor receptor mutations in non-small cell lung cancer, many for which there are limited treatment options. ARR-217 (also known as MRG007) is a cadherin-17 (“CDH17”) targeted antibody-drug conjugate (“ADC”), with a glycan-linked, exatecan-based linker-payload, being evaluated in a Phase 1 clinical trial of gastrointestinal tumors.

(2)	Development Stage Risks and Liquidity

The Company has incurred losses since inception and has an accumulated deficit of $538.2 million as of September 30, 2026. The Company has concluded that the aggregate balance of cash and cash equivalents and short-term investments of $393.2 million as of September 30, 2026 is sufficient to sustain planned operations through at least twelve months from the issuance date of these financial statements.

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

(3)	Summary of Significant Accounting Policies

The summary of significant accounting policies included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on March 5, 2026 (the “Annual Report”) has not materially changed, except for the addition of the Company's collaboration revenue recognition policy described in Note 3.

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

ARRIVENT BIOPHARMA, INC.

NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS

In the opinion of the Company, the accompanying unaudited condensed financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement of its financial position as of September 30, 2026, and its results of operations for the three and nine months ended September 30, 2026 and 2025, and cash flows for the nine months ended September 30, 2026 and 2025. The condensed balance sheet at December 31, 2025, was derived from audited annual financial statements but does not contain all the footnote disclosures from the annual financial statements.

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

Significant areas that require the Company’s estimates include the assumptions made in the fair value of the Company’s equity awards and stock-based compensation, accrued research and development expenses and the determination of the transaction price, including the constraint on variable consideration, under the Company's license and collaboration agreements.

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

ARRIVENT BIOPHARMA, INC.

NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS

The following table sets forth the computation of net loss per share, basic and diluted (in thousands, except share and per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Numerator:
Net loss	$(40,313)	$(34,978)	$(133,526)	$(130,764)
Denominator:
Weighted-average shares of common stock outstanding	49,213,430	40,579,402	46,571,698	36,522,843
Weighted-average pre-funded warrants outstanding (1)	312,926	1,333,503	853,726	446,135
Weighted-average shares of common stock outstanding, basic and diluted	49,526,356	41,912,905	47,425,424	36,968,978

Net loss per share attributable to common stockholders, basic and diluted	$(0.81)	$(0.83)	$(2.82)	$(3.54)

(1)Represents the weighted average number of common shares issuable upon the exercise of pre-funded warrants issued in 2025, which are considered to be outstanding for the purposes of the basic and diluted net loss per share calculation from the date of issuance due to their nominal exercise price ($0.0001).

Stock options outstanding have been excluded from the computation of diluted weighted-average shares of common stock outstanding, as they would be anti-dilutive. Stock options outstanding at September 30, 2026 and 2025 were 7,230,880 and 4,376,335, respectively.

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

(f) License and Collaboration Agreements

The Company analyzes its license and collaboration agreements to assess whether they are within the scope of ASC 808, Collaborative Arrangements (“ASC 808”), which applies to arrangements involving a joint operating activity in which both parties are active participants and are exposed to significant risks and rewards dependent on the commercial success of the activity. For arrangements within the scope of ASC 808, the Company applies by analogy the unit of account guidance under ASC 606, Revenue from Contracts with Customers (“ASC 606”) to identify distinct performance obligations and then determines whether a customer relationship exists for each distinct performance obligation. If the Company determines a performance obligation within the arrangement is with a customer, it applies the guidance in ASC 606. If a portion of a distinct bundle of goods or services within an arrangement is not with a customer, then the unit of account is not within the scope of ASC 606, and the recognition and measurement of that unit of account shall be based on analogy to authoritative accounting literature or, if there is no appropriate analogy, a reasonable, rational, and consistently applied accounting policy election.

ARRIVENT BIOPHARMA, INC.

NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS

Collaborative arrangements: For units of account not with a customer, costs incurred by the Company are recorded as research and development expense, amounts received from collaboration partners related to units of account that are not with a customer are presented as a reduction of research and development expense, and the Company's share of costs incurred by partners is recorded as research and development expense, in each case in the period the costs are incurred. Clinical, regulatory and development milestones payable by the Company under in-license agreements are recognized as research and development expense when probable of achievement.

Revenue from contracts with customers: For units of account with a customer, the Company identifies the performance obligations, determines the transaction price, allocates the transaction price to the performance obligations on a relative standalone selling price basis, and recognizes revenue when or as each performance obligation is satisfied. Revenue allocated to a distinct license of functional intellectual property is recognized at the point in time the license is transferred and the customer can use and benefit from it. Development and regulatory milestones are variable consideration and are excluded from the transaction price until it is probable that a significant reversal of cumulative revenue will not occur, which is reassessed each reporting period. Sales-based milestones and royalties are recognized at the later of when the related sales occur or when the related performance obligation is satisfied. Amounts received before performance are recorded as deferred revenue.

The Company's revenue to date consists of the up-front payment under the ARR-002 License Agreement with Allist described in Note 8, which the Company concluded is a collaborative arrangement within the scope of ASC 808 containing a unit of account for which Allist is a customer. Collaboration revenue consists solely of consideration associated with units of account for which the counterparty is a customer and that are accounted for under ASC 606. Amounts associated with units of account that are not with a customer are recorded within research and development expense. None of the Company's other license and collaboration agreements include transactions with a customer.

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

The following tables show the Company’s cash equivalents and short-term investments’ carrying amounts, fair values, and fair value hierarchy (in thousands):

	September 30, 2026
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Level 1	Level 2	Level 3
Money market funds	$110,899	$—	$—	$110,899	$110,899	$—	$—
Corporate securities	129,252	—	(224)	129,028	—	129,028	—
Government securities	150,856	—	(244)	150,612	—	150,612	—
Total assets measured at fair value	$391,007	$—	$(468)	$390,539	$110,899	$279,640	$—

ARRIVENT BIOPHARMA, INC.

NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS

	December 31, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Level 1	Level 2	Level 3
Money market funds	$40,494	$—	$—	$40,494	$40,494	$—	$—
Corporate securities	105,373	78	(25)	105,426	—	105,426	—
Government securities	161,882	116	(143)	161,855	—	161,855	—
Total assets measured at fair value	$307,749	$194	$(168)	$307,775	$40,494	$267,281	$—

The December 31, 2025 disclosure was adjusted to reflect the classification of certain corporate securities as Level 2 of the fair value hierarchy.

Cash balances were $2.7 million and $5.0 million at September 30, 2026 and December 31, 2025, respectively. Money market funds are highly liquid investments. The pricing information on the Company’s money market fund is based on quoted prices in active markets. This approach results in a classification of these securities as Level 1 of the fair value hierarchy.

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

All short-term investments held as of September 30, 2026 and December 31, 2025 had contractual maturities of less than one year and are considered available-for-sale. No available-for-sale securities held as of the periods presented have been in a continuous material unrealized loss position for more than 12 months. To date, the Company has recorded no allowances for credit losses on its investments.

(5)	Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	September 30,	December 31,
	2026	2025
Research and development	$19,829	$19,830
Professional fees	474	3
Insurance	407	183
Other	2,682	60
Total prepaid expenses and other current assets	$23,392	$20,076

ARRIVENT BIOPHARMA, INC.

NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS

(6)	Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	September 30,	December 31,
	2026	2025
Research and development	$15,893	$13,142
Professional fees	630	292
Compensation and related expenses	4,219	6,545
Other accrued expenses	—	18
Total accrued expenses	$20,742	$19,997

(7)	Stock-based Compensation

In June 2021, the Company adopted the 2021 Employee, Director and Consultant Equity Incentive Plan, as amended (the “2021 Plan”), that authorized the Company to grant up to 803,564 shares of common stock via stock-based compensation awards. In 2022, the Company amended the 2021 Plan and increased the total number of shares authorized under the 2021 Plan to 2,748,818. In January 2024, the Company adopted the 2024 Employee, Director and Consultant Equity Incentive Plan (the “2024 Plan”) that authorized the Company to grant up to 3,900,000 shares of common stock plus any remaining ungranted or forfeited shares from the 2021 Plan. As of September 30, 2026, there were 2,583,697 shares available to be granted under the 2024 Plan. The Company’s stock options vest based on the terms in the awards agreements and generally vest over four years. The Company recorded stock-based compensation expense in the following expense categories in its accompanying statements of operations and comprehensive loss (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Research and development	$3,192	$1,611	$8,654	$4,091
General and administrative	3,692	2,105	10,380	5,207
Total stock-based compensation expense	$6,884	$3,716	$19,034	$9,298

The following is a summary of stock options activity:

			Weighted
		Weighted	average
		average	remaining	Aggregate
		exercise	contractual	Intrinsic Value
	Options	price	term (years)	(in thousands)
Outstanding as of December 31, 2025	4,328,880	$15.56
Granted	3,313,698	23.41
Exercised	(141,459)	11.39
Forfeited/Expired	(270,239)	21.60
Outstanding as of September 30, 2026	7,230,880	$19.01	8.27	$81,662
Exercisable as of September 30, 2026	2,417,003	$11.71	6.90	$44,884
Vested and expected to vest at September 30, 2026	7,230,880	$19.01	8.27	$81,662

ARRIVENT BIOPHARMA, INC.

NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS

The weighted-average grant-date fair value of options granted during the nine months ended September 30, 2026 and 2025, were $17.50 and $20.98 per share, respectively. The fair value was estimated using the Black-Scholes option-pricing model based on the following assumptions:

Nine Months Ended
September 30,
	2026	2025
Risk-free interest rate	3.72% - 4.61%	3.86% - 4.37%
Expected term	5.5 - 6.1 years	5.5 - 6.1 years
Expected volatility	74.0% - 87.3%	96.1% - 98.3%
Expected dividend yield	—	—

Unrecognized compensation cost for awards not vested as of September 30, 2026 was $72.2 million and will be expensed over a weighted-average period of 2.85 years.

(8)	Commitments, Contingencies, and Collaborations

The Company entered into various license and collaboration agreements under which it is obligated to make, or is entitled to receive, contingent payments as described below.

Allist

In June 2021, the Company entered into a Global Technology Transfer and License Agreement with Allist (the “Allist Agreement”). Pursuant to the Allist Agreement, the Company was granted an exclusive license under certain intellectual property to develop, manufacture and commercialize any product containing firmonertinib as an active ingredient in the licensed territory. Upon execution of the Allist Agreement, the Company paid Allist a non-refundable cash payment of $40.0 million and issued 1,276,250 shares of its common stock. The upfront payment and the fair value of the common stock issued was recorded to research and development expense in 2021.

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

In connection with the Allist Agreement, in December 2021, the parties also entered into a Joint Clinical Collaboration Agreement (“Clinical Collaboration”) to define the framework under which the parties will cooperate and share costs related to global clinical studies to be conducted jointly by the Company and Allist. The Company incurred cost reimbursements to Allist under the Clinical Collaboration of $2.7 million for the three months ended September 30, 2026, no amounts for the three months ended September 30, 2025, and $4.6 million and $0.1 million for the nine months ended September 30, 2026 and 2025, respectively. These amounts were recorded as research and development expense. The Company also received cost reimbursements from Allist of $0.3 million and $0.8 million for the three months ended September 30, 2026 and 2025, respectively, and $1.0 million and $1.4 million for the nine months ended September 30, 2026 and 2025, respectively. These amounts were recorded as a reduction of research and development expense. To date, the Company has incurred $10.0 million for the achievement of certain clinical milestones under the Allist Agreement, all of which has been paid as of September 30, 2026. Through September 30, 2026, no additional milestones have been met or achieved, or are probable of achievement, subsequent to the milestones noted above.

ARRIVENT BIOPHARMA, INC.

NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS

On August 11, 2026, the Company entered into a Collaboration and License Agreement with Allist (the “ARR-002 License Agreement”), pursuant to which the Company granted Allist an exclusive, sublicensable, royalty-bearing license under certain intellectual property owned or controlled by the Company to research, develop, manufacture and commercialize ARR-002, and products containing ARR-002, for the diagnosis, prophylaxis and treatment of diseases and conditions in Greater China, subject to the Company’s retained right to manufacture ARR-002 in Greater China. Under the ARR-002 License Agreement, the Company and Allist collaborate on certain global clinical studies of ARR-002, and the Company is responsible for supplying certain drug product related to ARR-002 for the initial joint global clinical study. The Company retains all rights to ARR-002 outside Greater China, including all development and commercialization rights.

Under the ARR-002 License Agreement, the Company is eligible to receive payments totaling up to $80.6 million, comprised of a one-time upfront payment of $5.0 million and additional payments of $75.6 million upon the achievement of certain development, regulatory and sales milestones, as well as tiered royalties ranging from mid-single digit to low double-digit percentages on annual net sales of licensed products in Greater China. Royalties are payable on a product-by-product and country-by-country basis until the latest of (i) the expiration of certain patent claims, (ii) the expiration of applicable regulatory-based exclusivity or (iii) a defined number of years following the first commercial sale (the “Royalty Term”) and are subject to specified reductions. Unless earlier terminated, the ARR-002 License Agreement will expire upon the expiration of the last-to-expire Royalty Term.

The Company concluded that the ARR-002 License Agreement is a collaborative arrangement within the scope of ASC 808, as both parties are active participants in the joint global development of ARR-002 and share in its risks and rewards. Allist is a customer with respect to the license to ARR-002 in Greater China, which is accounted for under ASC 606. Clinical supply for the initial joint global study and participation in joint development activities are collaborative activities accounted for under ASC 808.

The transaction price consists solely of the upfront payment; the development and regulatory milestones are fully constrained because their achievement depends on factors outside the Company's control, and no milestones or royalties have been earned through September 30, 2026. The Company recognized the $5.0 million upfront payment as collaboration revenue upon satisfaction of the related performance obligation during the three months ended September 30, 2026. No deferred revenue was recorded as of September 30, 2026.

Through September 30, 2026, there were no significant costs incurred for joint development activities under the ARR-002 License Agreement and the initial drug product supply had not been delivered.

Alphamab

In June 2024, the Company entered into a collaboration agreement with Jiangsu Alphamab Biopharmaceuticals Co., Ltd. (“Alphamab”) to discover, develop and commercialize novel ADCs for the treatment of cancers (“Alphamab Agreement”).

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

ARRIVENT BIOPHARMA, INC.

NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS

The upfront payment was recorded to research and development expense during the year ended December 31, 2024. During the three and nine months ended September 30, 2025, the Company incurred $0.1 million in cost reimbursements to Alphamab under the Alphamab Agreement which have been recorded as research and development expense. During the three and nine months ended September 30, 2026, the Company incurred $1.8 million and $5.6 million in cost reimbursements, respectively, to Alphamab. During the nine months ended September 30, 2025, the Company paid $1.2 million upon the approval of each target pair selection for a total of $2.4 million, which was also included in research and development expense. During the three and nine months ended September 30, 2026, the Company incurred $1.0 million from the achievement of certain clinical milestones under the Alphamab Agreement, which was accrued as of September 30, 2026. Through September 30, 2026, no additional milestones have been met or achieved, or are probable of achievement, subsequent to the milestones noted above.

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

The Company incurred $0.2 million and $0.5 million, respectively, in research and development expenses related to the Aarvik SOWs during the three and nine months ended September 30, 2025. The Company incurred $0.1 million in research and development expenses related to the Aarvik SOWs during the nine months ended September 30, 2026. During the three and nine months ended September 30, 2026, the Company incurred $3.0 million from the achievement of certain clinical milestones under the Aarvik Collaboration Agreement, which was accrued as of September 30, 2026. Through September 30, 2026, no additional milestones have been met or achieved, or are probable of achievement, since the inception of the Aarvik Collaboration Agreement.

Lepu

On January 21, 2025, the Company entered into an Exclusive License Agreement with Lepu (the “Lepu Biopharma Agreement”), pursuant to which Lepu granted the Company a right to develop and commercialize ARR-217, an ADC for gastrointestinal cancers outside Greater China.

Under the Lepu Biopharma Agreement, Lepu granted to the Company: (i) an exclusive, royalty-bearing, sublicensable license under certain intellectual property owned or controlled by Lepu, to develop, manufacture and

ARRIVENT BIOPHARMA, INC.

NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

During the three and nine months ended September 30, 2026, the Company incurred an additional $0.7 million and $4.0 million, respectively, in research and development expenses related to the Lepu Biopharma Agreement, compared to $0.5 million and $0.7 million, respectively, for the three and nine months ended September 30, 2025. During the nine months ended September 30, 2025, the Company paid $1.0 million to Lepu for the achievement of the first developmental milestone under the Lepu Biopharma Agreement. During the nine months ended September 30, 2026, the Company paid $12.0 million for the achievement of additional developmental milestones under the Lepu Biopharma Agreement. To date, the Company has incurred $13.0 million in developmental milestone payments, all of which have been paid as of September 30, 2026. Through September 30, 2026, no additional milestones have been met or achieved, or are probable of achievement, subsequent to the milestones noted above.

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

ARRIVENT BIOPHARMA, INC.

NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS

The table below summarizes the revenue and expense categories regularly provided to the CODM for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2026	2025	2026	2025
Collaboration revenue	$5,000	$—	$5,000	$—
Less:
Research and development: Firmonertinib (excluding personnel-related and other internal costs):
FURTHER	1,342	2,116	4,692	7,560
FAVOUR	28	259	455	332
Phase 3 Trials	14,572	13,814	38,494	33,050
Other Firmonertinib costs	1,677	1,074	7,007	7,108
Total Firmonertinib	17,619	17,263	50,648	48,050
Research and development: Early-stage programs	11,439	6,344	37,129	50,948
Research and development: Personnel-related and other internal costs	9,839	8,560	31,076	22,178
General and administrative: Personnel-related costs	6,348	4,225	19,121	11,017
General and administrative: Other costs	3,131	1,924	9,203	6,518
Other segment items (a)	(3,063)	(3,338)	(8,651)	(7,947)
Net loss	$40,313	$34,978	$133,526	$130,764

(a) Other segment items consists of interest and investment income.

(10)	Common Stock

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

During the nine months ended September 30, 2026, the Company sold 7,318,460 shares of common stock pursuant to the Sale Agreement for total net proceeds of $199.6 million, net of commissions and offering costs. As of September

ARRIVENT BIOPHARMA, INC.

NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS

30, 2026, the Company has approximately $167.9 million remaining for future issuances of common stock pursuant to the Sale Agreement.

July 2025 Public Offering

On July 3, 2025, the Company closed an underwritten public offering (the “July 2025 Offering”) in which the Company issued and sold an aggregate of 3,059,615 shares of its common stock, including the exercise in full of the underwriters’ option to purchase 576,923 additional shares of common stock, at a public offering price of $19.50 per share, and, in lieu of shares of common stock to certain investors, pre-funded warrants to purchase up to 1,363,469 shares of common stock at a public offering price of $19.4999 per pre-funded warrant, which represents the per share public offering price for the shares less the $0.0001 per share exercise price for each pre-funded warrant. The pre-funded warrants were recorded as a component of stockholders’ equity within additional paid-in-capital and have no expiration date. As of September 30, 2026, 1,300,000 of the pre-funded warrants have been exercised. The proceeds to the Company from the July 2025 Offering, net of underwriting discounts, commissions, and other expenses, were $80.5 million.

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

(11) Debt

On May 8, 2025, the Company entered into a Loan and Security Agreement (the “Loan Agreement”) between the Company, as borrower (the “Borrower”) and Silicon Valley Bank, a Division of First-Citizens Bank & Trust Company (the “Bank”), pursuant to which, the Bank agreed to extend up to $75.0 million to the Company (the “Term Loan”), consisting of: (i) a first tranche commitment of $35.0 million to be drawn at the Company’s option, subject to the satisfaction of certain conditions, (ii) a second tranche commitment of up to $15.0 million to be drawn at the Company’s option, subject to the satisfaction of certain conditions, and (iii) at the Company’s option, subject to the satisfaction of certain conditions, a third tranche commitment of $25.0 million. If not drawn, each tranche commitment is subject to an expiration date. In March 2026, the Company entered into an amendment of the Loan Agreement in which one of the conditions of the second tranche commitment was eliminated. No amounts have been drawn on this Term Loan as of September 30, 2026.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations together with our interim financial statements and related notes appearing elsewhere in this Quarterly Report and the audited financial information and the notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, which was filed with the Securities and Exchange Commission (the “SEC”) on March 5, 2026 (the “Annual Report”) and our Quarterly Reports on Form 10-Q for the fiscal quarters ended March 31, 2026 and June 30, 2026, filed with the SEC on May 11, 2026 and August 12, 2026, respectively. Some of the information contained in this discussion and analysis or set forth elsewhere, including information with respect to our plans and strategy for our business and related financing, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in the “Risk Factors” sections of this Quarterly Report, as well as our Annual Report, our actual results could differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. You should carefully read the “Risk Factors” sections of this Quarterly Report and our Annual Report to gain an understanding of the important factors that could cause actual results to differ materially from our forward-looking statements. Please also see the section titled “Special Note Regarding Forward-Looking Statements” included elsewhere in this Quarterly Report. Investors and others should note that we routinely use the Investor Relations section of our website to announce material information to investors and the marketplace. While not all of the information that we post on the Investor Relations section of our website is of a material nature, some information could be deemed to be material. Accordingly, we encourage investors, the media, and others interested in us to review the information that we share on the Investor Relations section of our website, https://ir.arrivent.com/.

Overview

We are a clinical-stage biopharmaceutical company dedicated to the identification, development and commercialization of differentiated medicines to address the unmet medical needs of patients with cancers. We seek to utilize our team’s deep drug development experience to maximize the potential of our lead product candidate, firmonertinib, and advance a pipeline of novel therapeutics, such as next-generation antibody-drug conjugates, including ARR-217 (also known as MRG007) through approval and commercialization in patients suffering from cancer, with an initial focus on solid tumors. Firmonertinib is currently being evaluated in multiple clinical trials across a range of epidermal growth factor receptor mutations (“EGFRm”) in non-small cell lung cancer (“NSCLC”). We are conducting a pivotal Phase 3 clinical trial of firmonertinib in treatment naïve, or first-line, patients with locally advanced or metastatic EGFRm NSCLC with exon 20 insertion mutations (the “FURVENT trial”), and in October 2026 we announced that the trial did not meet its primary endpoint of progression free survival by blinded independent central review. We are also conducting a pivotal Phase 3 clinical trial of firmonertinib in first-line patients with locally advanced or metastatic EGFRm NSCLC with P-loop and alpha-c-helix compressing (“PACC”) mutations (the “ALPACCCA trial”), a Phase 1 clinical trial of ARR-217 in patients with unresectable locally advanced or metastatic solid tumors, and a Phase 1 clinical trial of ARR-002 in patients with ovarian or endometrial cancer.

In 2021, we licensed from Shanghai Allist Pharmaceuticals Co., Ltd. (“Allist”) the right to develop and commercialize firmonertinib worldwide, with the exception of mainland China, Hong Kong, Macau and Taiwan (“Greater China”). Firmonertinib is an investigational, novel, epidermal growth factor receptor (“EGFR”) mutant-selective tyrosine kinase inhibitor (“TKI”) that we are developing for the treatment of NSCLC patients across a broader set of EGFRm than are currently served by approved EGFR TKIs. Firmonertinib is currently approved and commercially distributed by Allist in China as a first-line therapy to treat classical EGFRm NSCLC and for second-line therapy to treat EGFRm exon 20 insertion NSCLC under an accelerated approval. The U.S. Food and Drug Administration (the “FDA”) has not approved firmonertinib for any use. We selected firmonertinib for global development against nonclassical, or uncommon, mutations based on preliminary reductions in tumor size observed in seven out of ten patients in first-line treatment with EGFR exon 20 insertion mutations treated with firmonertinib in the ongoing Phase 1b clinical trial, the FAVOUR trial, conducted by Allist in China, and preclinical activity in EGFR PACC mutations, each a subtype of uncommon mutation. In a subsequent interim data readout from the FAVOUR trial of firmonertinib in first-line patients with locally advanced or metastatic EGFRm NSCLC with exon 20 insertion mutations who were administered a 240 mg once-daily dose of firmonertinib, 79% of patients (n=22 out of 28 patients) were observed to experience a reduction in tumor size of at least 30%, as measured by blinded independent central review utilizing Response Evaluation Criteria in

Solid Tumors 1.1 criteria. In the same interim data readout, those 79% of patients were observed to experience a 15.2-month median duration of response (“DOR”). In a final analysis from the Phase 1b FURTHER trial of firmonertinib, which included a cohort of EGFRm NSCLC with PACC mutations, we observed 16.0 months median progression-free survival with firmonertinib 240 mg in first-line, confirmed overall response rate (“ORR”) 68.2% (n=15 out of 22 first-line patients at 240 mg) and DOR 14.6 months, and confirmed central nervous system responses with firmonertinib, including complete responses. Interim results may not be indicative of final results; however, we believe these interim clinical results underscore firmonertinib’s potential in patients whose tumors contain an uncommon EGFRm.

As one of the most prevalent cancers in the world, lung cancer imposes a significant global burden on human health, and EGFRm NSCLC represents a significant proportion of those affected. Despite progress in the therapeutic landscape for EGFRm NSCLC, many patients, particularly those with uncommon mutations, such as exon 20 insertions or PACC mutations, are underserved by existing treatments.

In May 2026 we announced clearance of a U.S. investigational new drug (“IND”) application by the FDA for ARR-002, a potential first-in-class MUC16/NaPi2b dual-targeting tetravalent antibody-drug conjugate (“ADC”) with an initial focus in ovarian and endometrial cancers and broader therapeutic potential across solid tumors. We have initiated our Phase 1 trial and the first patient was dosed in October 2026.

In August 2026, we entered into a Collaboration and License Agreement with Allist (the “ARR-002 License Agreement”), pursuant to which we granted Allist an exclusive, sublicensable, royalty-bearing license to research, develop, manufacture and commercialize ARR-002 in Greater China, subject to our retained right to manufacture ARR-002 in Greater China. We retain all rights to ARR-002 outside Greater China. Under the ARR-002 License Agreement, we are eligible to receive up to $80.6 million in aggregate, comprised of a one-time upfront payment of $5.0 million and payments upon the achievement of certain development, regulatory and sales milestones, as well as tiered royalties ranging from mid-single digit to low double-digit percentages on annual net sales of licensed products in Greater China, subject to specified reductions. During the three and nine months ended September 30, 2026, we recognized $5.0 million of revenue for the upfront payment under the ARR-002 License Agreement.

We have entered into the Global Technology Transfer and License Agreement (the “Allist License Agreement”), pursuant to which, we have, among other things, secured an exclusive, royalty bearing and sublicensable license under certain intellectual property, including patents and know-how, owned or controlled by Allist to develop and commercialize any product containing firmonertinib or any of its derivatives, analogs, salts, metabolites, or prodrugs as an active ingredient of a product, which is led by a joint collaboration committee, comprising representatives from both Allist and us. Under the Allist License Agreement, we are obligated to pay Allist milestone payments up to an aggregate of $765.0 million upon the achievement of certain development, regulatory and sales milestone events as set forth in the Allist License Agreement. We are also obligated under the Allist License Agreement to pay Allist tiered royalties based on net sales of Licensed Products (as defined in the Allist License Agreement). See “Business — Licenses, Partnerships and Collaborations — Allist Agreements” in our Annual Report.

In January 2025, we entered into the Exclusive License Agreement (the “Lepu Biopharma Agreement”) with Lepu Biopharma Co., Ltd. (“Lepu”), pursuant to which we have, among other things, secured an exclusive, royalty bearing and sublicensable license under certain intellectual property, including patents and know-how, owned or controlled by Lepu to develop and commercialize any product containing ARR-217 or the antibody component of ARR-217. Further, we are obligated to pay Lepu milestone payments up to an aggregate of approximately $1.17 billion upon the achievement of certain development, regulatory and sales milestone events as set forth in the Lepu Biopharma Agreement. We are also obligated under the Lepu Biopharma Agreement to pay Lepu tiered royalties based on net sales of Licensed Products, as defined in the Lepu Biopharma Agreement. See “Business — Licenses, Partnerships and Collaborations — Lepu Biopharma Agreement” in our Annual Report. During the third quarter of 2025, Lepu dosed the first patient in the Phase 1 study for ARR-217 in patients with unresectable locally advanced or metastatic solid tumors. In March 2026, we dosed our first patient in the ongoing Phase 1 study in partnership with Lepu, and in October 2026 we announced initial Phase 1 study results conducted in the U.S. and China from an August 5, 2026 data cutoff as part of an oral presentation at the 2026 European Society for Medical Oncology Congress. The data included a total of 123 patients with heavily pretreated gastrointestinal malignancies who were treated across six dose levels ranging from 2 mg/kg to 8 mg/kg, including 113 patients with colorectal cancer (“CRC”). Key highlights of this data cutoff included

44.8% ORR (13/29) at the 6 mg/kg dose in pretreated CRC patients, including seven confirmed partial responses, four partial responses pending confirmation, and two unconfirmed partial responses, and a 93.1% (27/29) disease control rate at the 6 mg/kg dose. At doses of 4 mg/kg and higher, 34.2% (25/73) ORR was observed in CRC patients, including 15 confirmed partial responses, five partial responses pending confirmation and five unconfirmed partial responses, and a 91.8% disease control rate. Following the successful completion of dose escalation, ARR-217 was advanced into a Phase 1b dose expansion study in late-line CRC patients.

Since our inception in April 2021, we have devoted substantially all of our resources to organizing and staffing our company, acquiring the rights to, and developing our product candidates, business planning, raising capital, identifying potential product candidates, enhancing our intellectual property portfolio and undertaking research and clinical and preclinical studies for our development programs. We do not have any products approved for sale and have not generated any revenue from the sale of products. We have funded our operations to date primarily through the private placement of convertible preferred stock, and through our initial public offering of common stock in January 2024, our “at-the-market” offering, and our underwritten public offering that closed in July 2025 (the “July 2025 Offering”).

We have incurred significant operating losses since our inception and have not yet generated any revenue from product sales. Our net losses were $133.5 million and $130.8 million for the nine months ended September 30, 2026 and 2025, respectively. As of September 30, 2026, we had an accumulated deficit of $538.2 million. Our net losses may fluctuate significantly from quarter-to-quarter and year-to-year, depending on the timing of our preclinical studies, clinical trials and our expenditures on other research and development activities. We expect to continue to incur losses for the foreseeable future. We anticipate these losses will increase substantially as we:

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

We believe that our current and future competition for resources and eventually for customers comes from companies that are commercializing or developing candidates targeting EGFRm-positive NSCLC, including, but not limited to, AstraZeneca, Johnson & Johnson, Blossom Hill Therapeutics, Dizal Pharmaceutical, Oric Pharmaceuticals, Black Diamond Therapeutics, Inc., Cullinan Therapeutics, Inc., Taiho Pharmaceutical Co., Ltd., Boehringer Ingelheim, and Bayer AG. In March 2024 and October 2024, chemotherapy in combination with the anti-EGFR anti-mesenchymal epithelial transition factor receptor bispecific antibody amivantamab was approved in the United States and Europe, respectively, for first-line EGFRm NSCLC patients with exon 20 insertion mutations. In January 2025, Taiho Therapeutics and Cullinan Therapeutics announced that their study of the oral EGFR inhibitor zipalertinib met the primary endpoint in a Phase 2b clinical trial of patients in second or later line NSCLC patients with EGFR exon 20 insertion mutations and in April 2026 announced a February 27, 2027 Prescription Drug User Fee Act (“PDUFA”) target action date for the New Drug Application (“NDA”) filed for that indication. In July 2025, Dizal Pharmaceutical announced the FDA approval of sunvozertinib in second or later line NSCLC patients with EGFR exon 20 insertion mutations. In March 2026, Dizal Pharmaceutical reported topline data from the study of sunvozertinib as first-line treatment for NSCLC patients with EGFR exon 20 insertion mutations. In July 2026, AstraZeneca announced it had entered into an exclusive global license agreement for sunvozertinib and that a Supplemental NDA for the first-line setting has been submitted to the FDA and China’s Center for Drug Evaluation. In August 2026, Taiho Therapeutics and Cullinan Therapeutics announced that their study of chemotherapy in combination with the oral EGFR inhibitor zipalertinib met the primary endpoint in a Phase 3 clinical trial of patients in first-line NSCLC patients with EGFR exon 20 insertion mutations, and in October 2026 announced the submission of an NDA based on the results. In October 2026, ORIC Pharmaceuticals announced plans to advance enozertinib into a global Phase 3 clinical trial in the first half of 2027 for first-line NSCLC patients with EGFR atypical mutations.

Key Components of Our Results of Operations

Collaboration Revenue

Collaboration revenue consists of revenue recognized for the license granted to Allist under the ARR-002 License Agreement. Reimbursements from Allist for joint development activities under the arrangement are recorded as a reduction of research and development expense and are not included in revenue. See Note 3 and Note 8 to our financial statements appearing elsewhere in this Quarterly Report.

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

Interest and Investment Income

Interest and investment income consists of interest earned on our cash, cash equivalents and investments and the amortization of premiums and accretion of discounts on investments.

Results of Operations

Comparison of the Three Months Ended September 30, 2026 and 2025

The following table summarizes our results of operations for the three months ended September 30, 2026 and 2025:

	Three Months Ended September 30,
(in thousands)	2026	2025	Change
Collaboration revenue	$5,000	$—	$5,000
Operating expenses:
Research and development	38,897	32,167	6,730
General and administrative	9,479	6,149	3,330
Total operating expenses	48,376	38,316	10,060
Operating loss	(43,376)	(38,316)	(5,060)
Interest and investment income	3,063	3,338	(275)
Net loss	$(40,313)	$(34,978)	$(5,335)

Collaboration Revenue

Collaboration revenue was $5.0 million for the three months ended September 30, 2026, reflecting the upfront payment under the ARR-002 License Agreement. We had no revenue in the comparable 2025 periods.

Research and Development

We track outsourced clinical and preclinical costs and other external research and development costs associated with our lead product candidate, firmonertinib, and other early-stage programs. In the table below, Phase 3 trials includes costs incurred associated with the FURVENT and ALPACCA trials. We do not track internal research and development costs by product candidate. The following table summarizes our research and development expenses for the three months ended September 30, 2026 and 2025:

	Three Months Ended September 30,
(in thousands)	2026	2025	Change
Firmonertinib:
FURTHER	$1,342	$2,116	$(774)
FAVOUR	28	259	(231)
Phase 3 Trials	14,572	13,814	758
Other Firmonertinib costs	1,677	1,074	603
Total Firmonertinib	17,619	17,263	356
Early-stage programs	11,439	6,344	5,095
Personnel-related and other internal costs	9,839	8,560	1,279
Total research and development expenses	$38,897	$32,167	$6,730

Research and development expenses were $38.9 million and $32.2 million for the three months ended September 30, 2026 and 2025, respectively. The increase of $6.7 million was primarily due to a $5.1 million increase in costs related to early-stage programs driven by the achievement of certain development milestones during the three months ended September 30, 2026, a $1.3 million increase in personnel-related costs due to increased headcount, and a $0.4 million increase in total costs related to our lead product candidate, firmonertinib. Costs related to firmonertinib increased as a result of increased costs of $0.8 million related to our Phase 3 trials, primarily related to the ongoing ALPACCA clinical trial, as well as a $0.6 million increase related to other firmonertinib costs due to costs incurred with outside service providers and consultants in support of the FURVENT trial. The increase was partially offset by a $0.8 million decrease in costs related to our FURTHER trial as the Phase 1b trial has completed enrollment.

General and Administrative

General and administrative expenses were $9.5 million and $6.2 million for the three months ended September 30, 2026 and 2025, respectively. The increase of $3.3 million was due primarily to increases in personnel-related costs, including increases in headcount, and consultant costs to support the growth in the overall business.

Interest and Investment Income

Interest income was $3.1 million and $3.3 million for the three months ended September 30, 2026 and 2025, respectively. The decrease in interest income is due primarily to decreases in average interest rates.

Comparison of the Nine Months Ended September 30, 2026 and 2025

The following table summarizes our results of operations for the nine months ended September 30, 2026 and 2025:

	Nine Months Ended September 30,
(in thousands)	2026	2025	Change
Collaboration revenue	$5,000	$—	$5,000
Operating expenses:
Research and development	118,853	121,176	(2,323)
General and administrative	28,324	17,535	10,789
Total operating expenses	147,177	138,711	8,466
Operating loss	(142,177)	(138,711)	(3,466)
Interest and investment income	8,651	7,947	704
Net loss	$(133,526)	$(130,764)	$(2,762)

Collaboration Revenue

Collaboration revenue was $5.0 million for the nine months ended September 30, 2026, reflecting the upfront payment under the ARR-002 License Agreement. We had no revenue in the comparable 2025 periods.

Research and Development

We track outsourced clinical and preclinical costs and other external research and development costs associated with our lead product candidate, firmonertinib, and other early-stage programs. In the table below, Phase 3 trials includes costs incurred associated with the FURVENT and ALPACCA trials. We do not track internal research and development costs by product candidate. The following table summarizes our research and development expenses for the nine months ended September 30, 2026 and 2025:

	Nine Months Ended September 30,
(in thousands)	2026	2025	Change
Firmonertinib:
FURTHER	$4,692	$7,560	$(2,868)
FAVOUR	455	332	123
Phase 3 Trials	38,494	33,050	5,444
Other Firmonertinib costs	7,007	7,108	(101)
Total Firmonertinib	50,648	48,050	2,598
Early-stage programs	37,129	50,948	(13,819)
Personnel-related and other internal costs	31,076	22,178	8,898
Total research and development expenses	$118,853	$121,176	$(2,323)

Research and development expenses were $118.9 million and $121.2 million for the nine months ended September 30, 2026 and 2025, respectively. The decrease of $2.3 million was primarily due to a $13.8 million decrease in costs related to early-stage programs, partially offset by an $8.9 million increase in personnel-related costs due to increased headcount and a $2.6 million increase in total costs related to our lead product candidate, firmonertinib. Costs related to firmonertinib increased as a result of increased costs of $5.4 million related to our Phase 3 trials, primarily related to the ongoing ALPACCA clinical trial, partially offset by a decrease in costs related to our FURVENT clinical trial due primarily to completion of enrollment of patients in the trial, as well as decreases in costs of $2.9 million related to the FURTHER trial as the Phase 1b trial has completed enrollment. The decrease in early-stage program costs was due to a one-time $40.0 million up-front payment made to a collaboration partner during the nine months ended September 30, 2025.

General and Administrative

General and administrative expenses were $28.3 million and $17.5 million for the nine months ended September 30, 2026 and 2025, respectively. The increase of $10.8 million was due primarily to increases in personnel-related costs, including increases in headcount, and consultant costs to support the growth in the overall business.

Interest and Investment Income

Interest income was $8.7 million and $7.9 million for the nine months ended September 30, 2026 and 2025, respectively. The increase in interest income is due primarily to increased average invested balances.

Liquidity and Capital Resources

Sources of Liquidity

To date, we have financed our operations primarily through public and private equity financings, including our initial public offering of common stock in the first quarter of 2024, from which we received aggregate net proceeds of $183.2 million, our "at-the-market" offering, and our July 2025 Offering. Prior to becoming a public company, we raised $305.0 million in gross proceeds from the sale of our convertible preferred stock. As of September 30, 2026, we had cash and cash equivalents and short-term investments of $393.2 million.

On February 3, 2025, we filed an automatic shelf registration statement on Form S-3ASR (File No. 333-284661) with the SEC. The shelf registration statement consists of (i) a base prospectus pursuant to which we may offer and sell, from time to time, any combination of shares of our common stock, shares of our preferred stock, various series of debt securities, warrants, rights, and units to purchase any of such securities in one or more registered offerings, and (ii) a prospectus supplement (the “2025 Prospectus Supplement”) pursuant to which we may offer and sell, from time to time, up to $250.0 million of shares of common stock in "at-the-market" offerings through Jefferies LLC (“Jefferies”) as our sales agent (the “ATM Program”). On May 11, 2026, we filed a prospectus supplement (the “2026 Prospectus Supplement”) to the shelf registration with respect to our ATM Program. Pursuant to the 2026 Prospectus Supplement, we may offer and sell shares of our common stock having an aggregate offering price of up to an additional $250.0 million, through Jefferies acting as our sales agent. During the nine months ended September 30, 2026, we sold 7,318,460 shares of common stock pursuant to the ATM Program for total net proceeds of $199.6 million, net of commissions and offering costs. As of September 30, 2026, we have approximately $167.9 million remaining for future issuances of common stock pursuant to the ATM Program. There has been no material change in the planned use of proceeds as described in the shelf registration statement. None of the offering expenses were paid or payable, directly or indirectly, to our directors, officers, or persons owning 10% or more of any class of equity securities or to our affiliates.

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

On July 3, 2025, we closed an underwritten public offering in which we issued and sold an aggregate of 3,059,615 shares of our common stock, including the exercise in full of the underwriters’ option to purchase 576,923 additional shares of common stock, at a public offering price of $19.50 per share, and, in lieu of shares of common stock to certain investors, pre-funded warrants to purchase up to 1,363,469 shares of common stock at a public offering price of $19.4999 per pre-funded warrant, which represents the per share public offering price for the shares less the $0.0001 per share exercise price for each pre-funded warrant. As of September 30, 2026, 1,300,000 of the pre-funded warrants have been exercised. The proceeds to us, net of underwriting discounts, commissions, and other expenses, were $80.5 million.

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

We believe that our existing cash and cash equivalents and short-term investments as of September 30, 2026 will be sufficient to meet our anticipated cash requirements through at least twelve months from the issuance date of these financial statements. However, our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially. We have based this estimate on assumptions that may prove to be wrong, and we could deplete our capital resources sooner than we expect.

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

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Nine Months Ended September 30,
(in thousands)	2026	2025
Net cash (used in) provided by:
Operating activities	$(122,183)	$(129,930)
Investing activities	(10,998)	(29)
Financing activities	201,224	168,338
Net increase in cash and cash equivalents	$68,043	$38,379

Operating Activities

Net cash used in operating activities was $122.2 million for the nine months ended September 30, 2026 reflecting our net loss of $133.5 million, $1.7 million in accretion of bond discounts and a $6.0 million decrease in our operating assets and liabilities primarily attributable to the timing in which we pay our vendors for research and development activities. These decreases were partially offset by $19.0 million in stock-based compensation.

Net cash used in operating activities was $129.9 million for the nine months ended September 30, 2025 reflecting our net loss of $130.8 million and an $8.5 million decrease in our operating assets and liabilities attributable to the timing in which we pay our vendors for research and development activities. These decreases were partially offset by $9.3 million in stock-based compensation. Included in the net loss is a $40.0 million upfront payment made in conjunction with our collaboration with Lepu.

Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2026 was $11.0 million, and included $204.6 million of purchases of investments, offset by $193.6 million of maturities of investments.

Net cash used in investing activities for the nine months ended September 30, 2025 was less than $0.1 million.

Financing Activities

Net cash provided by financing activities was $201.2 million for the nine months ended September 30, 2026. This was due to $199.6 million of proceeds from sales of common stock under the ATM Program, net of expenses, and $1.6 million of stock option exercises.

Net cash provided by financing activities was $168.3 million for the nine months ended September 30, 2025. This was due to $87.3 million of proceeds from sales under the ATM Program and $80.5 million from our July 2025 Offering, both net of expenses. In addition, $0.4 million was provided by stock option exercises.

Contractual Obligations and Commitments

As of September 30, 2026, except for an operating lease, we did not have any long-term obligations, capital lease obligations, purchase obligations or long-term liabilities. We enter into contracts in the normal course of business with third-party CROs and clinical trial sites for our clinical trials, and with supply vendors for other services and products for operating purposes. These contracts generally provide for termination after a notice period, and, therefore, are cancelable contracts. Amounts related to contingent milestone payments under our license and collaboration agreements are not yet considered contractual obligations as they are contingent on the successful achievement of certain clinical, regulatory and commercial milestones.

We also have commitments for obligations under our agreements with collaboration partners. Under these agreements we are required to make milestone payments upon successful completion of certain clinical, regulatory, development, sales and commercial milestones. Additionally, we are required to make royalty payments in connection with the sale of products developed under these agreements. With the exception of $4.0 million in total developmental milestones payable, because the achievement of other milestones and royalties is not probable as of September 30, 2026, such contingencies have not been recorded in our financial statements. For additional information regarding our agreements, see Note 8 to our accompanying financial statements in Part I, Item 1 of this Quarterly Report.

Critical Accounting Policies, Significant Judgments and Use of Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities and expenses and the disclosure of contingent assets and liabilities in our financial statements. On an ongoing basis, we evaluate our estimates and judgments, including those related to revenue recognition, accrued research and development and stock-based compensation expenses. We base our estimates on historical experience, known trends and events, and various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

There have been no changes to our critical accounting policies from those described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Significant Judgments and Use of Estimates” included in the Annual Report, other than the addition of our revenue recognition policy in connection with the ARR-002 License Agreement, as described in Note 3 to our financial statements appearing elsewhere in this Quarterly Report.

In accounting for the ARR-002 License Agreement, we concluded that the arrangement is a collaborative arrangement within the scope of ASC 808 and that Allist is a customer with respect to the license to ARR-002 in Greater China, which is accounted for under ASC 606. These conclusions, the determination that clinical product supplied to Allist at cost represents a sharing of development costs rather than a performance obligation, and the assessment that development and regulatory milestone payments are fully constrained, required significant judgment. Changes in these judgments could affect the amount and timing of revenue recognized.

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

We will remain an emerging growth company until the earliest of (i) the last day of the fiscal year following the fifth anniversary of the consummation of our initial public offering, (ii) the last day of the fiscal year in which we have total annual gross revenue of at least $1.235 billion, (iii) the day on which we are deemed to be a “large accelerated filer” as defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended (“Exchange Act”) or (iv) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period.

Recent Accounting Pronouncements

A description of recent accounting pronouncements that may potentially impact our financial position, results of operations or cash flows is disclosed in Note 3 to our accompanying financial statements appearing elsewhere in this Quarterly Report.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

Our cash, cash equivalents and investments consist of cash held in an interest-bearing savings account, money market funds and corporate and government debt securities with contractual maturities of less than one year. As a result, we believe that our exposure to interest rate risk is not significant, and a hypothetical 1.0% change in market interest rates during any of the periods presented would not have had a material impact on the total value of our portfolio.

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

As of September 30, 2026, we conducted an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of the end of the period covered by this Quarterly Report.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may be subject to legal proceedings. On July 22, 2026, we received a notice from the United States Patent and Trademark Office (the “USPTO”) that the USPTO has granted a request for ex parte reexamination (the “Request”) of U.S. Reissue Patent No. 48,687 (the “RE ’687 Patent”). The RE ’687 Patent is one of several U.S. patents covering firmonertinib and claims certain compounds or pharmaceutically acceptable salts thereof, including firmonertinib and pharmaceutically acceptable salts thereof. The Request was submitted by an anonymous third party and alleges that the claims of the RE ’687 Patent are obvious over asserted prior art and are therefore unpatentable. We believe the Request lacks merit and will vigorously defend the patentability of the claims of the RE ’687 Patent during ex parte reexamination. On October 19, 2026, we received a notice from the USPTO that the USPTO has closed prosecution on the merits of the ex parte reexamination and indicating that the USPTO intends to issue a reexamination certificate confirming all claims of the RE ’687 Patent subject to ex parte reexamination. We cannot predict the outcome of the ex parte reexamination proceeding, which could result in all or some of the claims being confirmed as patentable, narrowed, or cancelled as deemed unpatentable. Our other United States patents and pending patent applications covering firmonertinib are not subject to the ex parte reexamination. Regardless of outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources, and other factors.

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

Our patent rights may be subject to priority, validity, inventorship and enforceability disputes. Legal proceedings relating to intellectual property claims, with or without merit, are unpredictable and generally expensive and time-consuming and likely to divert significant resources from our core business, including distracting our management and scientific personnel from their normal responsibilities and generally harm our business. If we or our licensors are unsuccessful in any of these proceedings, such patents and patent applications may be narrowed, invalidated, cancelled, or held unenforceable. In July 2026, we received a notice from the USPTO that the USPTO has granted the Request of the RE ’687 Patent. We believe the Request lacks merit and will vigorously defend the patentability of the claims of the RE ’687 Patent during ex parte reexamination. On October 19, 2026, we received a notice from the USPTO that the USPTO has closed prosecution on the merits of the ex parte reexamination and indicating that the USPTO intends to issue a reexamination certificate confirming all claims of the RE ’687 Patent subject to ex parte reexamination. We cannot predict the outcome of the ex parte reexamination proceeding, which could result in all or some of the claims being confirmed as patentable, narrowed, or cancelled as deemed unpatentable. If we are unsuccessful in defending the RE ’687 Patent and the claims of the RE ’687 Patent are narrowed or cancelled during ex parte reexamination, it could have a material adverse effect on our business, financial condition, results of operations and prospects. Regardless of outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources, and other factors.

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

We did not repurchase any of our equity securities during the quarter ended September 30, 2026.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

Rule 10b5-1 Trading Plans

During the fiscal quarter ended September 30, 2026, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement” as defined in Item 408(c) of Regulation S-K.

Item 6. Exhibits

Exhibit Number	Description of Exhibit
3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K (File No. 001-41929) filed with the SEC on January 30, 2024).
3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 of the Registrant’s Current Report on Form 8-K (File No. 001-41929) filed with the SEC on January 30, 2024).
10.1#*	Collaboration and License Agreement, dated as of August 11, 2026, by and between the Registrant and Shanghai Allist Pharmaceuticals Co., Ltd.
31.1*	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer of Periodic Report Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer of Periodic Report Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Schema Document.
101.CAL	Inline XBRL Calculation Linkbase Document.
101.DEF	Inline XBRL Definition Linkbase Document.
101.LAB	Inline XBRL Label Linkbase Document.
101.PRE	Inline XBRL Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101).
*	Filed with this Quarterly Report on Form 10-Q.
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

#

Certain confidential portions of this Exhibit were omitted by means of marking such portions with brackets (“[***]”) because the identified confidential portions (i) are not material and (ii) are the type that the Registrant treats as private or confidential.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARRIVENT BIOPHARMA, INC.

Date: November 9, 2026	By:	/s/ Zhengbin (Bing) Yao, Ph.D.
Zhengbin (Bing) Yao, Ph.D.
Chairman, President and Chief Executive Officer
(principal executive officer)

Date: November 9, 2026	By:	/s/ Winston Kung
Winston Kung
Chief Financial Officer and Treasurer
(principal financial officer and principal accounting officer)